Form 10-Q
period 2004-06-30
ERICO INTERNATIONAL CORP
filed 2004-08-04
CIK 1285222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 333-115267

ERICO INTERNATIONAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-0201460
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30575 Bainbridge Road, Suite 300, Solon, OH	44139

(Address of Principal Executive Offices)	(Zip Code)

(440) 349-2630

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X ]

          Indicate by a check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Exchange Act).

     Yes [   ] No [X ]

As of August 4, 2004, the Registrant had one outstanding share of common stock.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ERICO International Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(thousands of dollars)

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,215	$2,421
Trade accounts receivable, net	58,051	54,252
Inventories	51,990	45,513
Other current assets	9,622	7,745

Total current assets	122,878	109,931
Property, plant and equipment, net	55,141	60,630
Goodwill	105,237	105,194
Trademarks and other intangible assets	36,469	36,572
Other assets	15,211	11,440

Total assets	$334,936	$323,767

Liabilities and stockholder’s net investment
Current liabilities:
Trade accounts payable	$33,749	$29,607
Accrued compensation	8,711	9,216
Other accrued expenses	27,584	25,956

Total current liabilities	70,044	64,779
Long-term debt	166,715	140,920
Deferred income taxes	28,490	28,939
Other long-term liabilities	16,138	16,699
Stockholder’s net investment:
Common stock, $1.00 par value, authorized 1,500,000 shares, issued and outstanding 1 share	—	—
Parent company investment	55,512	72,668
Accumulated other comprehensive loss	(1,963)	(238)

Total stockholder’s net investment	53,549	72,430

Total liabilities and stockholder’s net investment	$334,936	$323,767

See notes to unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries

Statements of Condensed Consolidated Income

(thousands of dollars)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$92,112	$80,381	$175,562	$149,774
Cost of products sold	58,529	51,391	112,140	95,751

Gross profit	33,583	28,990	63,422	54,023
Operating expenses	20,915	20,327	42,265	40,320
Interest expense, net	3,857	3,511	7,347	6,261
Foreign exchange gain, net	(817)	(1,224)	(393)	(3,600)
Other (income) expense, net	57	(66)	1,282	(54)

Income before income taxes	9,571	6,442	12,921	11,096
Provision for income taxes	3,749	2,289	5,077	3,939

Net income	$5,822	$4,153	$7,844	$7,157

See notes to unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries

Statements of Condensed Consolidated Cash Flows

(thousands of dollars)
(unaudited)

	For the six months
	ended June 30,
	2004	2003
Net cash provided by (used in) operating activities	$6,398	$(110)
Investing activities
Acquisition payments, net of cash acquired	—	(3,329)
Capital expenditures	(1,000)	(2,532)

Net cash used in investing activities	(1,000)	(5,861)
Financing activities
Net transfers to parent company	(25,000)	—
Net borrowing (payments) on revolving line of credit	(23,200)	7,785
Borrowings from subordinated debt	121,500	—
Principal payments on long-term debt	(72,950)	(3,000)
Financing fees paid	(4,970)	—

Net cash (used in) provided by financing activities	(4,620)	4,785
Effect of exchange rate changes on cash and cash equivalents	16	(55)

Increase (decrease) in cash and cash equivalents	794	(1,241)
Cash and cash equivalents at beginning of period	2,421	3,374

Cash and cash equivalents at end of period	$3,215	$2,133

See notes to unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2004
(thousands of dollars)
(unaudited)

1. Basis of Presentation

ERICO International Corporation (“ERICO” or “Company”) is a wholly owned subsidiary of ERICO Holding Company (“Holding”), which is a wholly owned subsidiary of ERICO Global Company (“Global”) (the Company’s ultimate parent). All activity associated with Holding and Global relates to the operations of the Company. Accordingly, all operating costs incurred by Holding and Global are reflected in the Company’s financial statements. In addition, senior subordinated notes issued by Holding, including related financing costs, have been “pushed down” and are reflected in the accompanying financial statements.

The Company operates in one reportable segment. The Company manufactures precision-engineered specialty metal products serving global niche product markets in a diverse range of electrical, commercial and industrial construction, utility and rail applications. The Company distributes its products to customers through a global sales and distribution network serving more than 25 countries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2003, not included herein.

2. Inventories

The major categories of inventories at June 30, 2004 and December 31, 2003 are as follows:

	June 30,	December 31,
	2004	2003
Finished goods	$42,340	$37,156
Work in process	3,480	2,978
Raw materials	10,779	8,941

	56,599	49,075
Inventory reserves	(4,609)	(3,562)

Net inventories	$51,990	$45,513

3. Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price paid over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment testing. Impairment exists when the carrying amount of goodwill or indefinite-lived intangible assets exceeds its fair value. The Company’s policy is to perform its annual impairment testing in the fourth quarter of each year, unless circumstances dictate the need for more frequent assessments. The 2003 annual impairment assessments confirmed that the fair value of the Company exceeded its carrying value and no impairment loss recognition was required for goodwill or indefinite-lived intangible assets. There were no significant changes in the carrying amount of goodwill for the six months ended June 30, 2004.

ERICO International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2004
(thousands of dollars)
(unaudited)

3. Goodwill and Other Intangible Assets (continued)

Trademarks and other intangible assets, are as follows:

	As of June 30, 2004
	Acquisition	Accumulated
	Cost	Amortization	Net
Finite-lived intangible assets:
Patents	$2,879	$(664)	$2,215
Customer relationships	787	(59)	728

Total intangible assets subject to amortization	3,666	(723)	2,943
Indefinite-lived intangible asset – trademarks	33,526	—	33,526

Total other intangible assets	$37,192	$(723)	$36,469

	As of December 31, 2003
	Acquisition	Accumulated
	Cost	Amortization	Net
Finite-lived intangible assets:
Patents	$2,732	$(434)	$2,298
Customer relationships	787	(39)	748

Total intangible assets subject to amortization	3,519	(473)	3,046
Indefinite-lived intangible asset – trademarks	33,526	—	33,526

Total other intangible assets	$37,045	$(473)	$36,572

Amortization of other intangible assets was $124 and $54 for the three months ended June 30, 2004 and 2003, respectively, and $240 and $170 for the six months ended June 30, 2004 and 2003, respectively. Amortization expense for each of the five succeeding years is expected to be approximately $500 per year.

ERICO International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2004
(thousands of dollars)
(unaudited)

4. Debt and Financing Arrangements

Long-term debt at June 30, 2004 and December 31, 2003 consists of the following:

	2004	2003
Credit facility with commercial banks	$14,800	$38,000
Term loans with commercial banks	—	39,000
8 7/8% Subordinated notes – ERICO International Corporation	140,900	—
11% Subordinated notes – ERICO International Corporation	10,600	30,000
11% Subordinated notes – ERICO Holding Company	—	35,000
Notes – original issue discount	(260)	(1,755)
Other	675	675

	$166,715	$140,920

On February 20, 2004, the Company refinanced substantially all of its long-term debt. The Company issued $140,900 of 8 7/8% senior subordinated notes, of which $19,400 was exchanged for its 11% senior subordinated notes. The proceeds of $140,900 were used in part to reduce amounts outstanding under the previous revolving credit facility, to repay term loans outstanding, to repay $35,000 of the 11% senior subordinated notes of ERICO Holding Company, and to pay a dividend of $25,000 to the holders of ERICO Global Company Class L shares.

In connection with the refinancing, the Company also amended its Multicurrency Credit and Security Agreement (the “Credit Facility”). The Credit Facility has $75,000 of committed capital and a term of five years. The Credit Facility contains various customary covenants, including covenants limiting the ability of the Company and its subsidiaries to sell, pledge or incur liens on assets and to incur additional debt. The Credit Facility also includes financial covenants requiring the Company to maintain certain minimum net worth levels and to achieve certain ratios of debt to cash flow, and cash flow to fixed charges. Borrowings under the Credit Facility are secured by all assets of the Company. Borrowings under the Credit Facility accrue interest at the Alternate Base Rate (as defined in the Credit Facility) plus a 1.25% margin or LIBOR plus a 2.00% margin.

The Credit Facility also provides multicurrency borrowing options in Australian dollars, Euros, Swiss francs, Swedish kronas, British pounds and other currencies that are readily available and freely traded. There were no amounts outstanding at June 30, 2004 under the multicurrency borrowing options.

The Credit Facility provides for a commitment fee of 0.25% basis points on the total facility. The amount available for borrowing under the Credit Facility at June 30, 2004 was $59,932.

The Credit Facility permits up to $25,000 in outstanding letters of credit under the revolving portion. At June 30, 2004 the Company had $268 of outstanding letters of credit.

ERICO International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2004
(thousands of dollars)
(unaudited)

5. Income Taxes

The Company’s operations have been included in the consolidated income tax returns filed by Global. Income tax expense in the Company’s consolidated income statements is calculated on a separate tax return basis as if the Company had operated as a stand-alone entity.

The Company’s income tax provision was $3,749, or 39.2%, and $2,289, or 35.5%, for the three months ended June 30, 2004 and 2003, respectively, and $5,077, or 39.3%, and $3,939, or 35.5%, for the six months ended June 30, 2004 and 2003, respectively. Income tax expense in 2004 varies from the amount computed by applying the statutory federal tax rate to income before income taxes, due principally to state and local taxes. In 2003, the impact of state and local taxes was substantially offset by certain foreign currency transaction gains for which there was no income tax expense.

6. Retirement and Post-retirement Benefit Plans

The following table sets forth the components of net periodic expense for the post-retirement benefit plan for the three months and six months ended June 30:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Service cost	$30	$29	$60	$58
Interest cost	100	99	200	197

Net periodic post-retirement benefit expense	$130	$128	$260	$255

The Company previously disclosed in its annual financial statements that it expects health care post-retirement contributions to be $250 and benefit payments to be $325 in 2004. The Company has made health care post-retirement benefit payments of $128 in the six months ended June 30, 2004.

On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). On May 19, 2004, the Financial Accounting Standards Board issued Financial Staff Position Number 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP”). The FSP is effective for the first interim or annual period beginning after June 15, 2004. The Company is currently evaluating the effects of the Medicare Act on the accumulated post-retirement benefit obligation and post-retirement benefit costs and has not determined the amount of any subsidy, if any, that may be available. While the Company evaluates the effects of the Medicare Act, it has elected under the provisions of the FSP to defer recognizing any potential subsidy from the Medicare Act.

The Company also sponsored a defined benefit pension plan covering U.S. employees hired prior to January 1, 1997. Effective January 1, 1997, the Company froze all benefits under the Plan. In 2003, the pension plan was terminated and plan assets are expected to be distributed to participants in the fourth quarter of 2004. At both June 30, 2004 and December 31, 2003, the Company had a termination liability of $6,335.

7. Commitments and Contingencies

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company’s management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ERICO International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2004
(thousands of dollars)
(unaudited)

8. Comprehensive Income

Total comprehensive income and its components are as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Net income	$5,822	$4,153	$7,844	$7,157
Foreign currency translation adjustments	(1,482)	(61)	(1,725)	(1,193)

Comprehensive income	$4,340	$4,092	$6,119	$5,964

9. Reconciliation of EBITDA to Net Cash Provided by Operating Activities

EBITDA is defined as net income plus income taxes, interest expense, net, and depreciation and amortization. EBITDA is presented in this manner because the Company believes it is a widely accepted financial indicator of a company’s ability to service and incur indebtedness. In addition, EBITDA is used in the Company’s financial debt covenants. Also, management uses EBITDA, among other financial measures, for planning and forecasting purposes. However, EBITDA should not be considered as an alternative to net cash provided by operating activities as a measure of liquidity in accordance with accounting principles generally accepted in the United States. Since EBITDA is not calculated identically by all companies, the Company’s method of computation may not be comparable to those disclosed by other companies. Below is a reconciliation of EBITDA to net cash provided by operating activities:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Net cash provided by (used in) operating activities	$11,454	$7,753	$6,398	$(110)
Interest expense, net	3,857	3,511	7,347	6,261
Income taxes	3,749	2,289	5,077	3,939
Foreign exchange	817	1,224	393	3,600
Deferred taxes	253	66	458	799
Amortization of financing fees and discount on senior subordinated notes included in interest expense, net	(224)	(149)	(399)	(332)
Net changes in operating assets and liabilities	(3,440)	(1,887)	8,304	9,071

EBITDA	$16,466	$12,807	$27,578	$23,228

ERICO International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2004
(thousands of dollars)
(unaudited)

10. Guarantor and Non-Guarantor Subsidiaries

The following condensed consolidating financial statements set forth the Company’s balance sheets as of June 30, 2004 and December 31, 2003, the statements of income for the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003 and the statements of cash flows for the six months ended June 30, 2004 and 2003. In the following schedules, “Parent” refers to ERICO International Corporation, “Guarantor Subsidiary” refers to the U.S. subsidiary, ERICO Products, Inc., and “Non-Guarantor Subsidiaries” refers to non-U.S. subsidiaries. “Eliminations” represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in the Company’s subsidiaries accounted for under the equity method.

Unaudited Condensed Consolidating			Non-
Balance Sheets		Guarantor	Guarantor
June 30, 2004	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$309	$—	$2,906	$—	$3,215
Trade accounts receivable, net	—	29,855	28,196	—	58,051
Inventories	—	29,089	22,901	—	51,990
Other current assets	754	3,979	4,889	—	9,622

Total current assets	1,063	62,923	58,892	—	122,878
Property, plant and equipment, net	249	41,575	13,317	—	55,141
Goodwill	105,237	—	—	—	105,237
Trademarks and other intangible assets	36,469	—	—	—	36,469
Investment in and advances to subsidiaries	98,584	—	—	(98,584)	—
Other assets	7,522	5,759	1,930	—	15,211

Total assets	$249,124	$110,257	$74,139	$(98,584)	$334,936

Trade accounts payable	$—	$20,600	$13,149	$—	$33,749
Accrued compensation	474	5,020	3,217	—	8,711
Other accrued expenses	5,912	13,356	8,316	—	27,584

Total current liabilities	6,386	38,976	24,682	—	70,044
Long-term debt	166,040	675	—	—	166,715
Deferred income taxes	14,795	9,349	4,346	—	28,490
Intercompany payable	—	35,285	63,672	(98,957)	—
Other long-term liabilities	8,354	6,689	1,095	—	16,138
Stockholder’s net investment	53,549	19,283	(19,656)	373	53,549

Total liabilities and stockholder’s net investment	$249,124	$110,257	$74,139	$(98,584)	$334,936

ERICO International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2004
(thousands of dollars)
(unaudited)

10. Guarantor and Non-Guarantor Subsidiaries (continued)

			Non-
Condensed Consolidating Balance Sheets		Guarantor	Guarantor
December 31, 2003	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$400	$3	$2,018	$—	$2,421
Trade accounts receivable, net	—	25,316	28,936	—	54,252
Inventories	—	23,532	21,981	—	45,513
Other current assets	1,926	3,316	2,503	—	7,745

Total current assets	2,326	52,167	55,438	—	109,931
Property, plant and equipment, net	297	45,231	15,102	—	60,630
Goodwill	105,194	—	—	—	105,194
Trademarks and other intangible assets	36,572	—	—	—	36,572
Investment in and advances to subsidiaries	60,477	—	—	(60,477)	—
Other assets	3,713	5,785	1,942	—	11,440

Total assets	$208,579	$103,183	$72,482	$(60,477)	$323,767

Trade accounts payable	$—	$15,884	$13,723	$—	$29,607
Accrued compensation	443	4,947	3,826	—	9,216
Other accrued expenses	3,223	11,091	11,642	—	25,956

Total current liabilities	3,666	31,922	29,191	—	64,779
Long-term debt	108,225	32,695	—	—	140,920
Deferred income taxes	15,232	9,349	4,358	—	28,939
Intercompany payable	—	13,986	58,780	(72,766)	—
Other long-term liabilities	9,026	6,476	1,197	—	16,699
Stockholder’s net investment	72,430	8,755	(21,044)	12,289	72,430

Total liabilities and stockholder’s net investment	$208,579	$103,183	$72,482	$(60,477)	$323,767

ERICO International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2004
(thousands of dollars)
(unaudited)

10. Guarantor and Non-Guarantor Subsidiaries (continued)

Unaudited Condensed Consolidating			Non-
Statements of Income		Guarantor	Guarantor
Three months ended June 30, 2004	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$58,796	$37,560	$(4,244)	$92,112
Cost of products sold	—	38,452	24,321	(4,244)	58,529

Gross profit	—	20,344	13,239	—	33,583
Operating expenses	1,454	9,832	9,629	—	20,915
Interest expense, net	3,024	673	160	—	3,857
Foreign exchange (gain) loss, net	—	101	(918)	—	(817)
Other (income) expense, net	97	(26)	(14)	—	57

Income (loss) before income taxes and equity income	(4,575)	9,764	4,382	—	9,571
Provision (benefit) for income taxes	(1,831)	3,884	1,696	—	3,749

Income (loss) before equity income	(2,744)	5,880	2,686	—	5,822
Equity income from subsidiaries	8,566	—	—	(8,566)	—

Net income	$5,822	$5,880	$2,686	$(8,566)	$5,822

Unaudited Condensed Consolidating			Non-
Statements of Income		Guarantor	Guarantor
Three Months ended June 30, 2003	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$50,219	$32,451	$(2,289)	$80,381
Cost of products sold	—	30,818	22,862	(2,289)	51,391

Gross profit	—	19,401	9,589	—	28,990
Operating expenses	1,012	9,116	10,199	—	20,327
Interest expense, net	2,619	674	218	—	3,511
Foreign exchange (gain) loss, net	2	1,557	(2,783)	—	(1,224)
Other (income) expense, net	(1)	28	(93)	—	(66)

Income (loss) before income taxes and equity income	(3,632)	8,026	2,048	—	6,442
Provision (benefit) for income taxes	(1,351)	3,227	413	—	2,289

Income (loss) before equity income	(2,281)	4,799	1,635	—	4,153
Equity income from subsidiaries	6,434	—	—	(6,434)	—

Net income	$4,153	$4,799	$1,635	$(6,434)	$4,153

ERICO International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2004
(thousands of dollars)
(unaudited)

10. Guarantor and Non-Guarantor Subsidiaries (continued)

Unaudited Condensed Consolidating			Non-
Statements of Income		Guarantor	Guarantor
Six months ended June 30, 2004	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$110,707	$72,742	$(7,887)	$175,562
Cost of products sold	—	71,639	48,388	(7,887)	112,140

Gross profit	—	39,068	24,354	—	63,422
Operating expenses	2,715	19,934	19,616	—	42,265
Interest expense, net	5,612	1,352	383	—	7,347
Foreign exchange (gain) loss, net	—	215	(608)	—	(393)
Other (income) expense, net	1,333	22	(73)	—	1,282

Income (loss) before income taxes and equity income	(9,660)	17,545	5,036	—	12,921
Provision (benefit) for income taxes	(3,864)	7,017	1,924	—	5,077

Income (loss) before equity income	(5,796)	10,528	3,112	—	7,844
Equity income from subsidiaries	13,640	—	—	(13,640)	—

Net income	$7,844	$10,528	$3,112	$(13,640)	$7,844

Unaudited Condensed Consolidating			Non-
Statements of Income		Guarantor	Guarantor
Six Months ended June 30, 2003	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$93,974	$60,738	$(4,938)	$149,774
Cost of products sold	—	60,290	40,399	(4,938)	95,751

Gross profit	—	33,684	20,339	—	54,023
Operating expenses	2,369	18,838	19,113	—	40,320
Interest expense, net	4,363	1,360	538	—	6,261
Foreign exchange (gain) loss, net	2	1,587	(5,189)	—	(3,600)
Other (income) expense, net	—	35	(89)	—	(54)

Income (loss) before income taxes and equity income	(6,734)	11,864	5,966	—	11,096
Provision (benefit) for income taxes	(2,505)	4,770	1,674	—	3,939

Income (loss) before equity income	(4,229)	7,094	4,292	—	7,157
Equity income from subsidiaries	11,386	—	—	(11,386)	—

Net income	$7,157	$7,094	$4,292	$(11,386)	$7,157

ERICO International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements – (Continued)
June 30, 2004
(thousands of dollars)
(unaudited)

10. Guarantor and Non-Guarantor Subsidiaries (continued)

Unaudited Condensed Consolidating			Non-
Statements of Cash Flows		Guarantor	Guarantor
Six Months ended June 30, 2004	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$12,342	$11,384	$(3,688)	$(13,640)	$6,398
Cash flows from investing activities
Capital expenditures	—	(598)	(402)	—	(1,000)

Net cash used in investing activities	—	(598)	(402)	—	(1,000)
Cash flows from financing activities
Transfer to parent company	(25,000)	—	—	—	(25,000)
Change in intercompany payables/receivables	(7,813)	(10,789)	4,962	13,640	—
Net borrowing (payments) on revolving line of credit	(23,200)	—	—	—	(23,200)
Proceeds from issuance of subordinated debentures	121,500	—	—	—	121,500
Principal payments on long-term debt	(72,950)	—	—	—	(72,950)
Financing fees paid	(4,970)	—	—	—	(4,970)

Net cash (used in) provided by financing activities	(12,433)	(10,789)	4,962	13,640	(4,620)
Effect of exchange rates on cash	—	—	16	—	16

Net (decrease) increase in cash and cash equivalents	(91)	(3)	888	—	794
Cash and cash equivalents at beginning of period	400	3	2,018	—	2,421

Cash and cash equivalents at end of period	$309	$—	$2,906	$—	$3,215

Unaudited Condensed Consolidating			Non-
Statements of Cash Flows		Guarantor	Guarantor
Six Months ended June 30, 2003	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$6,634	$10,592	$(5,950)	$(11,386)	$(110)
Cash flows from investing activities
Acquisition payments, net of cash acquired	—	(3,329)	—	—	(3,329)
Capital expenditures	—	(1,509)	(1,023)	—	(2,532)

Net cash used in investing activities	—	(4,838)	(1,023)	—	(5,861)
Cash flows from financing activities
Change in intercompany payables/receivables	(21,946)	(10,964)	21,524	11,386	—
Net borrowing on revolving line of credit	18,256	5,207	(15,678)	—	7,785
Principal payments on long-term debt	(3,000)	—	—	—	(3,000)

Net cash (used in) provided by financing activities	(6,690)	(5,757)	5,846	11,386	4,785
Effect of exchange rates on cash	—	—	(55)	—	(55)

Net (decrease) increase in cash and cash equivalents	(56)	(3)	(1,182)	—	(1,241)
Cash and cash equivalents at beginning of period	138	3	3,233	—	3,374

Cash and cash equivalents at end of period	$82	$—	$2,051	$—	$2,133

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes, which are included elsewhere in this report. The following discussion and analysis also contains forward-looking statements, which reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying our judgments concerning matters discussed below. These statements, accordingly, involve estimates, assumptions, judgments and uncertainties. In particular, this discussion pertains to management’s comments on financial resources, capital spending and the outlook for our business. You should read and review the section entitled “Forward-Looking Statements” for some important factors that could cause actual results or outcomes to differ materially from those addressed in forward-looking statements.

Overview

We are a leading designer, manufacturer and marketer of precision-engineered specialty metal products serving global niche product markets in a diverse range of electrical, commercial and industrial construction, utility and rail applications. We distribute our products to customers through a well-established global sales and distribution network serving more than 25 countries.

In 2001, we implemented a “One Company” strategy in order to bring uniformity to our worldwide operations and as a result increase our operational efficiency. As part of this plan, we have reduced the number of employees by 12.8% from a twelve-month average of 1,546 in 2001 to a twelve-month average of 1,348 in 2003. We recognized a charge to operations of $1.9 million in 2001 and $3.7 million in 2002 to cover severance and outplacement costs related to employee termination and certain other exit costs. These efforts along with productivity improvements enabled us to improve our operating margin from 5.4% in 2001 to 9.4% in 2003.

The Company is a wholly owned subsidiary of ERICO Holding Company. On December 2, 2002, a newly formed wholly owned subsidiary of ERICO Global Company merged with ERICO Holding Company, with ERICO Holding Company as the surviving company. As a result, ERICO Holding Company became a wholly owned subsidiary of ERICO Global Company. In connection with the merger, affiliates of Citigroup Venture Capital Equity Partners, L.P. and other investors acquired approximately two-thirds of the stock of ERICO Global Company.

Market Outlook

We expect a continued recovery in the electrical, commercial and industrial construction, utility and rail markets in 2004. We continue to expect modest growth in sales in the second half of 2004 as a result of this continued recovery, new product introductions and market penetration.

During the first half of the year, we experienced a significant increase in the prices we pay for steel and copper. We have or intend to pass on the majority of the increase in these costs to our customers. However, we may not be successful in recovering all of the increases in steel and copper costs.

Results of Operations

The following table sets forth statements of operations data expressed as a percentage of net sales:

	Three months		Six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	63.5%	63.9%	63.9%	63.9%
Gross profit	36.5%	36.1%	36.1%	36.1%
Operating expenses	22.8%	25.3%	24.1%	26.9%
Interest expense, net	4.2%	4.4%	4.2%	4.2%
Foreign exchange gain, net	(1.0%)	(1.5%)	(0.2%)	(2.4%)
Other (income) expense, net	0.1%	(0.1%)	0.6%	(0.0%)
Income before income taxes	10.4%	8.0%	7.4%	7.4%
Provision for income taxes	4.1%	2.8%	2.9%	2.6%
Net income	6.3%	5.2%	4.5%	4.8%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net sales. Net sales for the three months ended June 30, 2004 totaled $92.1 million, an increase of $11.7 million, or 14.6% from the $80.4 million reported for the three months ended June 30, 2003. The increase in net sales was due primarily to higher sales volumes in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Gross profit. Gross profit for the three months ended June 30, 2004 increased by $4.6 million, or 15.9%, to $33.6 million from the $29.0 million reported for the three months ended June 30, 2003. Gross profit as a percentage of net sales was relatively constant at 36.5% in the three months ended June 30, 2004 from 36.1% in the three months ended June 30, 2003. Gross profit increased primarily due to sales volume increases and the favorable effect on net sales of currency exchange rates.

Operating expenses. Operating expenses include engineering and development expenses, selling and marketing expenses, and general and administrative expenses. Operating expenses increased by $0.6 million, or 3.0%, to $20.9 million in the three months ended June 30, 2004 from $20.3 million in the three months ended June 30, 2003. As a percentage of net sales, operating expenses decreased to 22.8% in the three months ended June 30, 2004 from 25.3% in the three months ended June 30, 2003. The decrease in operating expenses as a percent of sales in the three months ended June 30, 2004 was primarily due to higher sales volumes along with management’s continued focus on controlling expenses.

Interest expense, net. Interest expense for the three months ended June 30, 2004 was $3.9 million compared with $3.5 million in the three months ended June 30, 2003. The increase in interest expense was primarily caused by higher average debt balances in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 as a result of the February 2004 refinancing.

Foreign exchange gain, net. The gain on the exchange of foreign currencies was $0.8 million for the three months ended June 30, 2004 caused by the weakening of the U.S. dollar compared to some currencies. The gain on the exchange of foreign currencies was $1.2 million for the three months ended June 30, 2003. The largest component of this gain was $1.1 million associated with debt held by our Australian subsidiary, denominated in U.S. dollars, which was paid off in May 2003.

Provision for income taxes. The provision for income taxes increased $1.4 million to $3.7 million for the three months ended June 30, 2004 from $2.3 million for the three months ended June 30, 2003. The effective tax rate was 39.2% for the three months ended June 30, 2004 compared to 35.5% for three months ended June 30, 2003. During 2003, including the three months ended June 30, 2003, we recognized certain foreign currency transaction gains for which there was no income tax expense, which resulted in a lower effective tax rate in 2003.

Net income. Net income was $5.8 million in the three months ended June 30, 2004, an increase of $1.6 million, or 38.1%, from the $4.2 million in the three months ended June 30, 2003. The increase in net income was due primarily to increased sales from higher volumes and higher prices, partially offset by higher interest expense and income taxes.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net sales. Net sales for the six months ended June 30, 2004 totaled $175.6 million, an increase of $25.8 million, or 17.2% from the $149.8 million reported for the six months ended June 30, 2003. The increase in net sales was due primarily to higher sales volumes in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Gross profit. Gross profit for the six months ended June 30, 2004 increased by $9.4 million, or 17.4%, to $63.4 million from the $54.0 million reported for the six months ended June 30, 2003. Gross profit as a percentage of net sales was relatively constant at 36.1% for the six months ended June 30, 2004 compared to the equivalent prior period. Gross profit increased primarily due to sales volume increases and the favorable effect on net sales of currency exchange rates.

Operating expenses. Operating expenses include engineering and development expenses, selling and marketing expenses, and general and administrative expenses. Operating expenses increased by $2.0 million, or 5.0%, to $42.3 million in the six months ended June 30, 2004 from $40.3 million in the six months ended June 30, 2003. As a percentage of net sales, operating expenses decreased to 24.1% in the six months ended June 30, 2004 from 26.9% in the six months ended June 30, 2003. The decrease in operating expenses as a percent of sales in the six months ended June 30, 2004 was primarily due to higher sales volumes along with management’s continued focus on controlling expenses.

Interest expense, net. Interest expense for the six months ended June 30, 2004 was $7.3 million compared with $6.3 million in the six months ended June 30, 2003. The increase in interest expense was primarily caused by higher average debt balances in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 as a result of the debt refinancing in February 2004.

Foreign exchange gain, net. The gain on the exchange of foreign currencies was $0.4 million for the six months ended June 30, 2004 caused by the weakening of the U.S. dollar compared to some currencies. The gain on the exchange of foreign currencies was $3.6 million for the six months ended June 30, 2003. The largest component of this gain was $2.2 million associated with debt held by our Australian subsidiary, denominated in U.S. dollars, which was paid off in May 2003.

Other (income) expense, net. Other expense was $1.3 million for the six months ended June 30, 2004 and consisted primarily of the acceleration of previously deferred financing costs resulting from the February 2004 refinancing of our credit facility.

Provision for income taxes. The provision for income taxes increased $1.2 million to $5.1 million for the six months ended June 30, 2004 from $3.9 million for the six months ended June 30, 2003. The effective tax rate was 39.3% for the six months ended June 30, 2004 compared to 35.5% for six months ended June 30, 2003. During 2003, including the six months ended June 30, 2003, we recognized foreign currency transaction gains for which there was no income tax expense, which resulted in a lower effective tax rate in 2003.

Net income. Net income was $7.8 million in the six months ended June 30, 2004, an increase of $0.6 million or 8.3% from the $7.2 million in the six months ended June 30, 2003. The increase in net income was due primarily to the increased sales from the higher volumes and higher prices partially offset by higher interest expense and income taxes.

Liquidity and Capital Resources

Short-term liquidity requirements consist of activities related to day-to-day operations, required debt service, capital expenditure funding and meeting working capital requirements. Long-term liquidity requirements include principal payments relating to long-term debt and acquisition funding. Sources for our short-term liquidity needs are primarily cash generated from operations and borrowings under the revolving portion of our credit facility. As of June 30, 2004, the revolving portion of our current senior credit facility had commitments in the amount of $75.0 million. Borrowings against the revolving portion were $14.8 million as of June 30, 2004.

On February 20, 2004, we refinanced substantially all of our outstanding long-term indebtedness. We issued $140.9 million aggregate principal amount of 8 7/8% senior subordinated notes, of which $19.4 million were exchanged for our 11% senior subordinated notes. As a result, an aggregate principal amount of $10.6 million of these 11% senior subordinated notes remain outstanding. In connection with the refinancing, we also amended our existing credit facility. The amended credit facility has $75.0 million of committed capital and a term of five years. Borrowings under our amended credit facility accrue interest at LIBOR plus 2.00%.

We used the proceeds of $140.9 million in part to repay our $39.0 million senior term loan and $42.4 million revolver outstanding at February 20, 2004 under our previous credit facility. We also used a portion of the proceeds to repay $35.0 million of the 11% senior subordinated notes of ERICO Holding Company, our direct parent. In addition, we transferred $25.0 million to ERICO Global Company, our ultimate parent, which was paid as a dividend to the holders of ERICO Global Company’s Class L Common Stock. These repayments and the dividend payment were financed with the net cash proceeds from the sale of the 8 7/8% senior subordinated notes, together with borrowings under our amended credit facility.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Cash provided by operating activities for the six months ended June 30, 2004 was $6.4 million. For the six months ended June 30, 2003, cash used in operating activities was $0.1 million. The increase was primarily attributable to improved working capital management.

Cash used in investing activities decreased $4.9 million to $1.0 million for the six months ended June 30, 2004. The decrease was primarily due to acquisition payments of $3.3 million for the net assets of Hunt Manufacturing Ltd. made in the six months ended June 30, 2003. Capital expenditures were also lower in the six months ended June 30, 2004 compared to the equivalent prior period.

Cash used in financing activities was $4.6 million for the six months ended June 30, 2004. Cash provided by financing activities was $4.8 million for the six months ended June 30, 2003. The change was primarily attributable to higher payments made on our revolving line of credit in the six months ended June 30, 2004, versus borrowings made in the comparable period of 2003, and the net effect of our debt refinancing in February 2004.

We believe that cash generated from operations, together with amounts available under our amended credit facility, will be adequate to meet our debt service requirements, capital expenditures, cash disbursements in connection with the termination of our pension plan and working capital needs for at least the next 12 months, although no assurance can be given. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financing, business and other factors that are beyond our control.

We have significant future cash commitments, primarily maturities of long-term debt and scheduled lease payments. There have been no material changes to our cash commitments and commercial commitments in the six months ended June 30, 2004 from those shown as of December 31, 2003 in our Prospectus filed on July 16, 2004 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates

It is important to understand our significant accounting policies in order to understand our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make estimates and assumptions that affect amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. Actual results are likely to differ from our estimates, but we do not believe such differences will materially affect our financial position or results of operations for the periods presented in this report. The Company has not changed any of its critical accounting policies or estimates, or adopted any new accounting policies in 2004.

FORWARD-LOOKING STATEMENTS

This report includes statements that are not historical facts. These “forward-looking statements” can be identified by the use of terminology such as “believe,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “continue,” “positioned,” “strategy” and similar expressions. Those statements are only our predictions. The forward-looking statements included in this report are not guarantees of future performances, and should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could differ materially from those contemplated by these forward-looking statements. In the light of these risks and uncertainties, we cannot assure that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

Such risks, uncertainties and contingencies include, without limitation, the following:

•	economic and other conditions in the markets in which we operate;

•	raw material prices for steel and copper;

•	acts of war or terrorism;

•	risks associated with foreign operations, including fluctuations in exchange rates of foreign currencies;

•	competitive pressure on pricing;

•	operational issues at our facilities;

•	availability of financing to fund operations at anticipated rates and terms;

•	prolonged work stoppages;

•	governmental or regulatory policies;

•	rapid increases in health care costs;

•	our acquisition activities;

•	our substantial debt and leverage and our ability to service our debt;

•	the restrictive covenants contained in our senior secured credit facility;

•	potential pension plan funding requirements;

•	our ability to realize revenue growth;

•	our ability to implement initiatives designed to increase operating efficiencies and improve results; and

•	the loss of major customers.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Derivative Financial Instruments and Market Risk

We are exposed to various changes in financial market conditions, including fluctuations in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to such risks through various operating and financing activities. We are exposed to interest rate risk associated with borrowings under our bank Credit Facility. Borrowings under this facility bear interest at variable rates, based upon published indices. In order to partially mitigate this exposure, we have historically entered into interest rate swaps to fix a portion of our interest payable. At December 31, 2003, we had a swap with a notional amount of $15.0 million that matured on February 2, 2004. There were no interest rate swaps as of June 30, 2004

We are also exposed to various foreign currency risks, i.e., there is a risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our foreign currency exchange rate risks primarily relate to the Euro, the Australian dollar and the Brazilian real. We monitor these risks, and attempt to establish offsetting positions, when practical, between our various subsidiaries. Under our senior Credit Facility with a group of banks, we also have the option of denominating a portion of our borrowings in multiple foreign currencies. There are no amounts outstanding under the multicurrency borrowing options. We had net assets denominated in foreign currencies of approximately $44.0 million associated with our foreign subsidiaries at June 30, 2004.

We utilize various raw material commodities in our manufacturing process, including steel and copper. These materials are obtained from various supply sources, and there have historically been adequate levels of material available. We are exposed to adverse price fluctuations when purchasing these materials, and may not necessarily be able to offset such increases through increased selling prices for our products. We do not hedge our commodity price risks via the derivatives markets.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures are effective. There were no material changes made in the Company’s internal controls over financial reporting during the period covered by this report.

PART II. OTHER INFORMATION

Item 6. Exhibits and Current Reports

A. Exhibits

Exhibit Number	Description
31.1	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Form of Section 1350 Certification of Chief Financial Officer and Chief Executive Officer

B. Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ERICO INTERNATIONAL CORPORATION

By:	/s/ William H. Roj

Name:	William H. Roj
Title:	Chief Executive Officer
August 4, 2004

By:	/s/ Jeffrey R. Steinhilber

Name:	Jeffrey R. Steinhilber
Title:	Chief Financial Officer
August 4, 2004