Form 10-Q
period 2004-09-30
ERICO INTERNATIONAL CORP
filed 2004-11-03
CIK 1285222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2004

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

(Address of Principal Executive Offices)(Zip Code)

(440) 349-2630

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by a check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

At September 30, 2004, the registrant had one outstanding share of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ERICO International Corporation and Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,738	$2,421
Trade accounts receivable, net	59,698	54,252
Inventories, net	57,795	45,513
Other current assets	8,162	7,745

Total current assets	127,393	109,931
Property, plant and equipment, net	53,705	60,630
Goodwill	105,237	105,194
Other intangible assets, net	36,776	36,572
Other assets	15,505	11,440

Total assets	$338,616	$323,767

Liabilities and stockholder’s net investment
Current liabilities:
Trade accounts payable	$30,237	$29,607
Accrued compensation	12,784	9,216
Accrued expenses and other current liabilities	28,808	25,956

Total current liabilities	71,829	64,779
Long-term debt	164,075	140,920
Deferred income taxes	28,269	28,939
Other long-term liabilities	16,029	16,699
Stockholder’s net investment:
Common stock, par value $1.00 per share, 1,500,000 shares authorized, 1 share issued and outstanding	—	—
Parent company investment	59,098	72,668
Accumulated other comprehensive loss	(684)	(238)

Total stockholder’s net investment	58,414	72,430

Total liabilities and stockholder’s net investment	$338,616	$323,767

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries

Condensed Consolidated Income Statements (Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2004	2003	2004	2003
Net sales	$92,398	$82,339	$267,960	$232,113
Cost of sales	59,468	51,219	171,608	146,970

Gross profit	32,930	31,120	96,352	85,143
Operating expenses	22,395	20,606	64,660	60,926

Operating income	10,535	10,514	31,692	24,217
Interest expense, net	3,927	3,294	11,274	9,555
Foreign exchange loss (gain), net	212	(35)	(181)	(3,635)
Other expense (income), net	461	(42)	1,743	(96)

Income before income taxes	5,935	7,297	18,856	18,393
Provision for income taxes	2,349	2,590	7,426	6,529

Net income	$3,586	$4,707	$11,430	$11,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities
Net income	$11,430	$11,864
Depreciation and amortization	9,049	8,800
Other operating activities	(10,558)	(15,171)

Net cash provided by operating activities	9,921	5,493
Investing activities
Acquisition payments, net of cash acquired	—	(3,329)
Capital expenditures	(2,024)	(4,619)
Other investing activities	(463)	(165)

Net cash used in investing activities	(2,487)	(8,113)
Financing activities
Net transfers to parent company	(25,000)	—
Net (payments) borrowing on revolving line of credit	(26,100)	6,745
Proceeds from issuance of subordinated debt	121,500	—
Principal payments on long-term debt	(72,950)	(4,500)
Financing fees paid	(5,582)	—

Net cash (used in) provided by financing activities	(8,132)	2,245
Effect of exchange rate changes on cash and cash equivalents	15	(103)

Decrease in cash and cash equivalents	(683)	(478)
Cash and cash equivalents at beginning of period	2,421	3,374

Cash and cash equivalents at end of period	$1,738	$2,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2004
(Dollars in thousands)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ERICO International Corporation and subsidiaries (“ERICO” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read together with the consolidated financial statements and footnotes thereto included in the Company’s Prospectus filed on July 16, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Nature of Operations: The Company is a wholly owned subsidiary of ERICO Holding Company (“Holding”), which is a wholly owned subsidiary of ERICO Global Company (“Global”), the Company’s ultimate parent. All activity associated with Holding and Global relates to the operations of the Company. Accordingly, all operating costs incurred by Holding and Global are reflected in the Company’s financial statements. In addition, senior subordinated notes issued by Holding and outstanding through February 20, 2004, including related financing costs, have been “pushed down” and are reflected in the accompanying financial statements through February 20, 2004.

The Company manufactures precision-engineered specialty metal products serving global niche product markets in a diverse range of electrical, commercial and industrial construction, utility and rail applications. The Company distributes its products to customers through a global sales and distribution network serving more than 25 countries. The Company operates in one reportable segment.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Principles of Consolidation: The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

2. Inventories

Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	September 30,	December 31,
	2004	2003
Finished goods	$48,193	$37,156
Work in process	3,453	2,978
Raw materials	11,047	8,941

	62,693	49,075
Inventory reserves	(4,898)	(3,562)

Inventories, net	$57,795	$45,513

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2004
(Dollars in thousands)

3. Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price paid over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment testing. Impairment exists when the carrying amount of goodwill or indefinite-lived intangible assets exceeds its fair value. The Company’s policy is to perform its annual impairment testing in the fourth quarter of each year, unless circumstances dictate the need for more frequent assessments. The 2003 annual impairment assessments confirmed that the fair value of the Company exceeded its carrying value and no impairment loss recognition was required for goodwill or indefinite-lived intangible assets. There were no significant changes in the carrying amount of goodwill for the nine months ended September 30, 2004.

The acquisition cost, accumulated amortization and net carrying value for other intangible assets are as follows:

	September 30, 2004
	Acquisition	Accumulated
	Cost	Amortization	Net
Finite-lived intangible assets:
Patents	$3,374	$(860)	$2,514
Customer relationships	787	(72)	715

Total intangible assets subject to amortization	4,161	(932)	3,229
Indefinite-lived intangible asset — trademarks	33,547	—	33,547

Total other intangible assets	$37,708	$(932)	$36,776

	December 31, 2003
	Acquisition	Accumulated
	Cost	Amortization	Net
Finite-lived intangible assets:
Patents	$2,732	$(434)	$2,298
Customer relationships	787	(39)	748

Total intangible assets subject to amortization	3,519	(473)	3,046
Indefinite-lived intangible asset — trademarks	33,526	—	33,526

Total other intangible assets	$37,045	$(473)	$36,572

Amortization expense for finite-lived intangible assets was $209 and $80 for the three months ended September 30, 2004 and 2003, respectively, and $459 and $249 for the nine months ended September 30, 2004 and 2003, respectively. Based upon the acquisition costs of finite-lived intangible assets as of September 30, 2004, amortization expense for 2005 through 2009 is expected to be approximately $520 per year.

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2004
(Dollars in thousands)

4. Debt and Financing Arrangements

Long-term debt at September 30, 2004 and December 31, 2003 consists of the following:

	September 30,	December 31,
	2004	2003
Revolving credit facility with commercial banks	$11,900	$38,000
Term loans with commercial banks	—	39,000
8.875% subordinated notes — ERICO International Corporation	151,500	—
11.0% subordinated notes — ERICO International Corporation	—	30,000
11.0% subordinated notes — ERICO Holding Company	—	35,000
11.0% subordinated notes — original issue discount	—	(1,755)
Other	675	675

	$164,075	$140,920

On February 20, 2004, the Company refinanced substantially all of its long-term debt. The Company issued $140,900 of 8.875% senior subordinated notes due 2012 (the “Subordinated Notes”), of which $19,400 was exchanged for its 11.0% senior subordinated notes. The proceeds of $140,900 were used in part to reduce amounts outstanding under the Company’s previous revolving credit facility, to repay $39,000 of term loans outstanding, to repay $35,000 of the 11.0% senior subordinated notes of ERICO Holding Company and to pay a dividend of $25,000 to the holders of ERICO Global Company Class L shares. On August 13, 2004, the Company exchanged the remaining $10,600 of 11.0% senior subordinated notes for $10,600 of its Subordinated Notes. The Company recorded non-cash charges of $1,236 and $500 in the first quarter and third quarter of 2004, respectively, to write-off original issue discount costs and deferred financing costs related to the February 2004 refinancing and August 2004 debt exchange transactions.

In connection with the February 20, 2004 refinancing, the Company amended its $75,000 Multicurrency Credit and Security Agreement (the “Credit Facility”) that expires December 2, 2007. The Credit Facility provides a revolving credit line of $75,000, of which $25,000 may be used for the issuance of letters of credit. The Credit Facility allows for multicurrency borrowing options in Australian dollars, Euros, Swiss francs, Swedish kronas, British pounds and other currencies that are readily available and freely traded. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company and accrue interest at the Alternate Base Rate (as defined in the Credit Facility) plus a 1.25% margin or LIBOR plus a 2.00% margin. The Credit Facility provides for a commitment fee of 0.25% on the revolving credit line.

The Credit Facility and the Subordinated Notes contain certain customary covenants that impose limitations on the Company, including covenants limiting the ability of the Company and its subsidiaries to sell, pledge or incur liens on assets and to incur additional debt. The Credit Facility also includes requirements to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including minimum net worth, minimum fixed charge coverage ratio, maximum leverage ratio and minimum net income before interest expense, net, income taxes, depreciation, amortization and certain other non-cash, non-recurring items (“EBITDA”). The Company was in compliance with all covenants of the Credit Facility and the Subordinated Notes, and the conditions of the Credit Facility, at September 30, 2004.

At September 30, 2004, the Company had borrowings outstanding of $11,900 under the revolving credit line of the Credit Facility, all in U.S. dollars, and letters of credit outstanding of $268 supported by the Credit Facility. The amount available for additional borrowing under the Credit Facility at September 30, 2004 was $62,832.

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2004
(Dollars in thousands)

5. Income Taxes

The Company’s operations have been included in the consolidated income tax returns filed by Global. Income tax expense in the Company’s consolidated income statements is calculated on a separate tax return basis as if the Company had operated as a stand-alone entity.

The Company’s income tax provision was $2,349, or 39.6%, and $2,590, or 35.5%, for the three months ended September 30, 2004 and 2003, respectively, and $7,426, or 39.4%, and $6,529, or 35.5%, for the nine months ended September 30, 2004 and 2003, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes, due principally to state and local taxes. In 2003, the impact of state and local taxes was substantially offset by certain foreign currency transaction gains for which there was no income tax expense.

6. Retirement and Post-retirement Benefit Plans

The Company provides health care post-retirement benefits to certain employees in the United States hired prior to January 1, 1993. The following table sets forth the components of net periodic expense for the Company’s health care post-retirement benefit plan for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$29	$29	$87	$88
Interest cost	98	99	295	296

Net periodic benefit expense	$127	$128	$382	$384

The Company made health care post-retirement benefit payments of $182 in the nine months ended September 30, 2004 and expects these payments to total approximately $250 in 2004.

On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). On May 19, 2004, the Financial Accounting Standards Board issued Financial Staff Position Number 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP”). The FSP is effective for the three-month period ending September 30, 2004. The Company’s accumulated post-retirement benefit obligation at September 30, 2004 and post-retirement benefit costs for the three and nine months ended September 30, 2004 do not reflect any amount associated with the Medicare Act because the Company is unable to conclude at this time whether the benefits provided by the Company’s health care post-retirement plan are actuarially equivalent to Medicare Part D under the Medicare Act. The Company will continue to evaluate the effects of the Medicare Act on the accumulated post-retirement benefit obligation and post-retirement benefit costs to determine the amount of any subsidy, if any, that may be available.

The Company also sponsored a defined benefit pension plan covering U.S. employees hired prior to January 1, 1997. Effective January 1, 1997, the Company froze all benefits under the Plan. In 2003, the pension plan was terminated and plan assets are expected to be distributed to participants in the fourth quarter of 2004. At both September 30, 2004 and December 31, 2003, the Company had a termination liability of $6,335.

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

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2004
(Dollars in thousands)

8. Comprehensive Income (Loss)

Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments. Total comprehensive income and its components are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$3,586	$4,707	$11,430	$11,864
Foreign currency translation adjustments	1,279	268	(446)	(925)

Comprehensive income	$4,865	$4,975	$10,984	$10,939

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2004
(Dollars in thousands)

9. Guarantor and Non-Guarantor Subsidiaries

The following unaudited condensed consolidating financial statements set forth the Company’s balance sheets as of September 30, 2004 and December 31, 2003, the statements of income for the three and nine months ended September 30, 2004 and 2003 and the statements of cash flows for the nine months ended September 30, 2004 and 2003. In the following schedules, “Parent” refers to ERICO International Corporation, ERICO Holding Company and ERICO Global Company, “Guarantor Subsidiary” refers to the Company’s U.S. subsidiary, ERICO Products, Inc., and “Non-Guarantor Subsidiaries” refers to the Company’s non-U.S. subsidiaries. “Eliminations” represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in the Company’s subsidiaries accounted for under the equity method.

Unaudited Condensed Consolidating Balance Sheets
September 30, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$521	$—	$1,217	$—	$1,738
Trade accounts receivable, net	—	30,867	28,831	—	59,698
Inventories, net	—	32,485	25,310	—	57,795
Other current assets	666	2,658	4,838	—	8,162

Total current assets	1,187	66,010	60,196	—	127,393
Property, plant and equipment, net	224	40,629	12,852	—	53,705
Goodwill	105,237	—	—	—	105,237
Other intangible assets, net	36,776	—	—	—	36,776
Investment in and advances to subsidiaries	97,723	—	—	(97,723)	—
Other assets	7,765	5,764	1,976	—	15,505

Total assets	$248,912	$112,403	$75,024	$(97,723)	$338,616

Trade accounts payable	$—	$19,988	$10,249	$—	$30,237
Accrued compensation	1,672	6,715	4,397	—	12,784
Accrued expenses and other current liabilities	2,558	14,591	11,659	—	28,808

Total current liabilities	4,230	41,294	26,305	—	71,829
Long-term debt	163,400	675	—	—	164,075
Deferred income taxes	14,576	9,349	4,344	—	28,269
Intercompany payable	—	29,960	59,304	(89,264)	—
Other long-term liabilities	8,292	6,662	1,075	—	16,029
Stockholder’s net investment	58,414	24,463	(16,004)	(8,459)	58,414

Total liabilities and stockholder’s net investment	$248,912	$112,403	$75,024	$(97,723)	$338,616

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2004
(Dollars in thousands)

9. Guarantor and Non-Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheets
December 31, 2003

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$400	$3	$2,018	$—	$2,421
Trade accounts receivable, net	—	25,316	28,936	—	54,252
Inventories, net	—	23,532	21,981	—	45,513
Other current assets	1,926	3,316	2,503	—	7,745

Total current assets	2,326	52,167	55,438	—	109,931
Property, plant and equipment, net	297	45,231	15,102	—	60,630
Goodwill	105,194	—	—	—	105,194
Other intangible assets, net	36,572	—	—	—	36,572
Investment in and advances to subsidiaries	60,477	—	—	(60,477)	—
Other assets	3,713	5,785	1,942	—	11,440

Total assets	$208,579	$103,183	$72,482	$(60,477)	$323,767

Trade accounts payable	$—	$15,884	$13,723	$—	$29,607
Accrued compensation	443	4,947	3,826	—	9,216
Accrued expenses and other current liabilities	3,223	11,091	11,642	—	25,956

Total current liabilities	3,666	31,922	29,191	—	64,779
Long-term debt	108,225	32,695	—	—	140,920
Deferred income taxes	15,232	9,349	4,358	—	28,939
Intercompany payable	—	13,986	58,780	(72,766)	—
Other long-term liabilities	9,026	6,476	1,197	—	16,699
Stockholder’s net investment	72,430	8,755	(21,044)	12,289	72,430

Total liabilities and stockholder’s net investment	$208,579	$103,183	$72,482	$(60,477)	$323,767

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2004
(Dollars in thousands)

9. Guarantor and Non-Guarantor Subsidiaries (continued)

Unaudited Condensed Consolidating Income Statements
Three Months Ended September 30, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$59,139	$37,306	$(4,047)	$92,398
Cost of sales	—	39,187	24,328	(4,047)	59,468

Gross profit	—	19,952	12,978	—	32,930
Operating expenses	2,349	10,573	9,473	—	22,395

Operating (loss) income	(2,349)	9,379	3,505	—	10,535
Interest expense, net	3,077	683	167	—	3,927
Foreign exchange loss, net	—	85	127	—	212
Other expense (income), net	470	(12)	3	—	461

(Loss) income before income taxes and equity income	(5,896)	8,623	3,208	—	5,935
(Benefit) provision for income taxes	(2,374)	3,443	1,280	—	2,349

(Loss) income before equity income	(3,522)	5,180	1,928	—	3,586
Equity income from subsidiaries	7,108	—	—	(7,108)	—

Net income	$3,586	$5,180	$1,928	$(7,108)	$3,586

Unaudited Condensed Consolidating Income Statements
Three Months Ended September 30, 2003

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$52,222	$33,512	$(3,395)	$82,339
Cost of sales	—	32,229	22,385	(3,395)	51,219

Gross profit	—	19,993	11,127	—	31,120
Operating expenses	1,315	9,533	9,758	—	20,606

Operating (loss) income	(1,315)	10,460	1,369		10,514
Interest expense, net	2,434	674	186	—	3,294
Foreign exchange loss (gain), net	—	82	(117)	—	(35)
Other expense (income), net	50	230	(322)	—	(42)

(Loss) income before income taxes and equity income	(3,799)	9,474	1,622	—	7,297
(Benefit) provision for income taxes	(1,413)	3,807	196	—	2,590

(Loss) income before equity income	(2,386)	5,667	1,426	—	4,707
Equity income from subsidiaries	7,093	—	—	(7,093)	—

Net income	$4,707	$5,667	$1,426	$(7,093)	$4,707

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2004
(Dollars in thousands)

9. Guarantor and Non-Guarantor Subsidiaries (continued)

Unaudited Condensed Consolidating Income Statements
Nine Months Ended September 30, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$169,846	$110,048	$(11,934)	$267,960
Cost of sales	—	110,826	72,716	(11,934)	171,608

Gross profit	—	59,020	37,332	—	96,352
Operating expenses	5,010	30,507	29,143	—	64,660

Operating (loss) income	(5,010)	28,513	8,189		31,692
Interest expense, net	8,689	2,035	550	—	11,274
Foreign exchange loss (gain), net	—	300	(481)	—	(181)
Other expense (income), net	1,857	10	(124)	—	1,743

(Loss) income before income taxes and equity income	(15,556)	26,168	8,244	—	18,856
(Benefit) provision for income taxes	(6,238)	10,460	3,204	—	7,426

(Loss) income before equity income	(9,318)	15,708	5,040	—	11,430
Equity income from subsidiaries	20,748	—	—	(20,748)	—

Net income	$11,430	$15,708	$5,040	$(20,748)	$11,430

Unaudited Condensed Consolidating Income Statements
Nine Months Ended September 30, 2003

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$146,196	$94,250	$(8,333)	$232,113
Cost of sales	—	92,519	62,784	(8,333)	146,970

Gross profit	—	53,677	31,466	—	85,143
Operating expenses	3,684	28,371	28,871	—	60,926

Operating (loss) income	(3,684)	25,306	2,595		24,217
Interest expense, net	6,797	2,034	724	—	9,555
Foreign exchange loss (gain), net	2	1,669	(5,306)	—	(3,635)
Other expense (income), net	50	265	(411)	—	(96)

(Loss) income before income taxes and equity income	(10,533)	21,338	7,588	—	18,393
(Benefit) provision for income taxes	(3,918)	8,577	1,870	—	6,529

(Loss) income before equity income	(6,615)	12,761	5,718	—	11,864
Equity income from subsidiaries	18,479	—	—	(18,479)	—

Net income	$11,864	$12,761	$5,718	$(18,479)	$11,864

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2004
(Dollars in thousands)

9. Guarantor and Non-Guarantor Subsidiaries (continued)

Unaudited Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$11,430	$15,708	$5,040	$(20,748)	$11,430
Depreciation and amortization	534	6,417	2,098	—	9,049
Other operating activities	4,954	(6,386)	(9,126)	—	(10,558)

Net cash provided by (used in) operating activities	16,918	15,739	(1,988)	(20,748)	9,921
Investing activities
Capital expenditures	(2)	(1,258)	(764)	—	(2,024)
Other investing activities	(706)	3	240	—	(463)

Net cash used in investing activities	(708)	(1,255)	(524)	—	(2,487)
Financing activities
Transfer to parent company	(25,000)	—	—	—	(25,000)
Change in intercompany payables/receivables	(7,957)	(14,487)	1,696	20,748	—
Net payments on revolving line of credit	(26,100)	—	—	—	(26,100)
Proceeds from issuance of subordinated debentures	121,500	—	—	—	121,500
Principal payments on long-term debt	(72,950)	—	—	—	(72,950)
Financing fees paid	(5,582)	—	—	—	(5,582)

Net cash (used in) provided by financing activities	(16,089)	(14,487)	1,696	20,748	(8,132)
Effect of exchange rates on cash	—	—	15	—	15

Net increase (decrease) in cash and cash equivalents	121	(3)	(801)	—	(683)
Cash and cash equivalents at beginning of period	400	3	2,018	—	2,421

Cash and cash equivalents at end of period	$521	$—	$1,217	$—	$1,738

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2004
(Dollars in thousands)

9. Guarantor and Non-Guarantor Subsidiaries (continued)

Unaudited Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2003

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$11,864	$12,761	$5,718	$(18,479)	$11,864
Depreciation and amortization	1,887	5,065	1,848	—	8,800
Other operating activities	(6,566)	7,021	(15,626)	—	(15,171)

Net cash provided by (used in) operating activities	7,185	24,847	(8,060)	(18,479)	5,493
Investing activities
Acquisition payments, net of cash acquired	—	(3,329)	—	—	(3,329)
Capital expenditures	(11)	(3,433)	(1,175)	—	(4,619)
Other investing activities	(165)	—	—	—	(165)

Net cash used in investing activities	(176)	(6,762)	(1,175)	—	(8,113)
Financing activities
Change in intercompany payables/receivables	(17,159)	(23,160)	21,840	18,479	—
Net borrowing (payments) on revolving line of credit	14,548	5,208	(13,011)	—	6,745
Principal payments on long-term debt	(4,500)	—	—	—	(4,500)

Net cash (used in) provided by financing activities	(7,111)	(17,952)	8,829	18,479	2,245
Effect of exchange rates on cash	—	—	(103)	—	(103)

Net (decrease) increase in cash and cash equivalents	(102)	133	(509)	—	(478)
Cash and cash equivalents at beginning of period	138	3	3,233	—	3,374

Cash and cash equivalents at end of period	$36	$136	$2,724	$—	$2,896

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

In 2001, we implemented a “One Company” strategy in order to bring uniformity to our worldwide operations and as a result increase our operational efficiency. As part of this plan, we reduced the number of employees by 12.8% from a twelve-month average of 1,546 in 2001 to a twelve-month average of 1,348 in 2003. We recognized charges to operations of $1.9 million in 2001 and $3.7 million in 2002 to cover severance and outplacement costs related to employee termination and certain other exit costs.

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

Market Outlook

We expect a continued recovery in the electrical, commercial and industrial construction, utility and rail markets in 2004. We continue to expect modest growth in sales in the fourth quarter of 2004 as a result of this continued recovery, new product introductions and market penetration.

During the first nine months of the year, we experienced a significant increase in the prices we pay for steel and copper. We have or intend to pass on the majority of these cost increases to our customers. However, we may not be successful in recovering all of the increases in steel and copper costs.

Results of Operations

The following table sets forth statements of operations data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.4%	62.2%	64.0%	63.3%
Gross profit	35.6%	37.8%	36.0%	36.7%
Operating expenses	24.2%	25.0%	24.1%	26.3%
Interest expense, net	4.3%	4.0%	4.2%	4.1%
Foreign exchange loss (gain), net	0.2%	0.0%	0.0%	(1.6)%
Other expense, net	0.5%	0.0%	0.6%	0.0%
Income before income taxes	6.4%	8.8%	7.1%	7.9%
Provision for income taxes	2.5%	3.1%	2.8%	2.8%
Net income	3.9%	5.7%	4.3%	5.1%

Three Months Ended September 30, 2004 Compared With Three Months Ended September 30, 2003

Net sales. Net sales for the three months ended September 30, 2004 were $92.4 million, an increase of $10.1 million, or 12.2%, from the $82.3 million reported for the three months ended September 30, 2003. The increase in net sales in the three months ended September 30, 2004 compared with the three months ended September 30, 2003 was due primarily to increased selling prices and the favorable effect of foreign currency exchange rates.

Gross profit. Gross profit for the three months ended September 30, 2004 increased by $1.8 million, or 5.8%, to $32.9 million from the $31.1 million reported for the three months ended September 30, 2003. Gross profit margin declined to 35.6% in the three months ended September 30, 2004 from 37.8% in the three months ended September 30, 2003. Gross profit margin decreased primarily due to the significant increase in raw material costs, primarily steel and copper, experienced by the Company.

Operating expenses. Operating expenses include engineering and development expenses, selling and marketing expenses, and general and administrative expenses. Operating expenses increased by $1.8 million, or 8.7%, to $22.4 million in the three months ended September 30, 2004 from $20.6 million in the three months ended September 30, 2003. As a percentage of net sales, operating expenses decreased to 24.2% in the three months ended September 30, 2004 from 25.0% in the three months ended September 30, 2003. The decrease in operating expenses as a percent of sales in the three months ended September 30, 2004 was primarily due to the higher sales level along with management’s continued focus on controlling expenses.

Interest expense, net. Interest expense for the three months ended September 30, 2004 was $3.9 million compared with $3.3 million for the three months ended September 30, 2003. The increase in interest expense was primarily caused by higher average debt balances in the three months ended September 30, 2004 compared with the three months ended September 30, 2003 as a result of the February 2004 refinancing.

Foreign exchange loss (gain) net. The Company reported a foreign exchange loss of $0.2 million for the three months ended September 30, 2004 compared with a foreign exchange gain of less than $0.1 million for the three months ended September 30, 2003.

Other expense (income) net. Other expense for the three months ended September 30, 2004 consisted primarily of a $0.5 million non-cash charge to write-off previously deferred financing costs and original issue discount costs related to the August 2004 exchange of 11.0% senior subordinated notes for our Subordinated Notes.

Provision for income taxes. The provision for income taxes was $2.3 million for the three months ended September 30, 2004 compared with $2.6 million for the three months ended September 30, 2003. The effective tax rate was 39.6% for the three months ended September 30, 2004 compared with 35.5% for the three months ended September 30, 2003. During the third quarter of 2003, we recognized foreign currency transaction gains for which there was no income tax expense, which resulted in a lower effective tax rate.

Net income. As a result of the foregoing, the Company reported net income of $3.6 million for the three months ended September 30, 2004, a decrease of $1.1 million, or 23.8%, from net income of $4.7 million in the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared With Nine Months Ended September 30, 2003

Net sales. Net sales for the nine months ended September 30, 2004 totaled $268.0 million, an increase of $35.9 million, or 15.4%, from the $232.1 million reported for the nine months ended September 30, 2003. The increase in net sales in the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 was due primarily to a combination of sales volume, increased selling prices and the favorable effect of foreign currency exchange rates.

Gross profit. Gross profit for the nine months ended September 30, 2004 increased by $11.3 million, or 13.2%, to $96.4 million from the $85.1 million reported for the nine months ended September 30, 2003. Gross profit margin was relatively constant at 36.0% for the nine months ended September 30, 2004 compared with 36.7% for the nine months ended September 30, 2003. Gross profit increased primarily due to sales volume, increased selling prices and the favorable effect on net sales of foreign currency exchange rates, but gross profit margin in the nine months ended September 30, 2004 was negatively impacted by the increases in raw material costs previously discussed.

Operating expenses. Operating expenses increased by $3.8 million, or 6.1%, to $64.7 million in the nine months ended September 30, 2004 from $60.9 million in the nine months ended September 30, 2003. As a percentage of net sales, operating expenses decreased to 24.1% in the nine months ended September 30, 2004 from 26.3% in the nine months ended September 30, 2003. The decrease in operating expenses as a percent of sales in the nine months ended September 30, 2004 was primarily due to the higher sales level along with management’s continued focus on controlling expenses.

Interest expense, net. Interest expense for the nine months ended September 30, 2004 was $11.3 million compared with $9.6 million for the nine months ended September 30, 2003. The increase in interest expense was primarily caused by higher average debt balances in the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 as a result of the debt refinancing in February 2004.

Foreign exchange gain, net. The gain on the exchange of foreign currencies was $0.2 million for the nine months ended September 30, 2004 caused by the weakening of the U.S. dollar compared to some currencies. The gain on the exchange of foreign currencies was $3.6 million for the nine months ended September 30, 2003. The largest component of this gain was $2.2 million associated with debt held by our Australian subsidiary, denominated in U.S. dollars, which was paid off in May 2003.

Other expense (income), net. Other expense was $1.7 million for the nine months ended September 30, 2004 and consisted primarily of a non-cash charge of $1.2 million related to the write-off of previously deferred financing costs and original issue discount costs resulting from the February 2004 refinancing of our Credit Facility and $0.5 million of previously deferred financing costs and original issue discount costs related to the August 2004 exchange of 11.0% senior subordinated notes for our Subordinated Notes.

Provision for income taxes. The provision for income taxes was $7.4 million for the nine months ended September 30, 2004 compared with $6.5 million for the nine months ended September 30, 2003. The effective tax rate was 39.4% for the nine months ended September 30, 2004 compared with 35.5% for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, we recognized foreign currency transaction gains for which there was no income tax expense, which resulted in a lower effective tax rate in 2003.

Net income. As a result of the foregoing, the Company reported net income of $11.4 million for the nine months ended September 30, 2004, a decrease of $0.5 million, or 3.7%, from the $11.9 million in the nine months ended September 30, 2003.

Liquidity and Capital Resources

Short-term liquidity requirements consist of activities related to day-to-day operations, required debt service, capital expenditure funding and meeting working capital requirements. Long-term liquidity requirements include principal payments relating to long-term debt and acquisition funding. Sources for our short-term liquidity needs are primarily cash generated from operations and borrowings under the revolving credit portion of our Credit Facility.

On February 20, 2004, we refinanced substantially all of our long-term debt outstanding. We issued $140.9 million aggregate principal amount of 8.875% senior subordinated notes due 2012 (the “Subordinated Notes”), of which $19.4 million was exchanged for our 11.0% senior subordinated notes. The proceeds of $140.9 million were used in part to reduce amounts outstanding under the previous revolving credit facility, to repay $39.0 million of term loans outstanding and to repay $35.0 million of the 11.0% senior subordinated notes of ERICO Holding Company. In addition, we transferred $25.0 million to ERICO Global Company, our ultimate parent, which was paid as a dividend to the holders of ERICO Global Company Class L shares. On August 13, 2004, we exchanged the remaining $10.6 million of 11.0% senior subordinated notes for $10.6 million of our Subordinated Notes.

In connection with the February 20, 2004 refinancing, the Company amended its Credit Facility that expires December 2, 2007. The Credit Facility provides a revolving credit line of $75.0 million, of which $25.0 million may be used for the issuance of letters of credit. The Credit Facility allows for multicurrency borrowing options in Australian dollars, Euros, Swiss francs, Swedish kronas, British pounds and other currencies that are readily available and freely traded. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company and accrue interest at the Alternate Base Rate (as defined in the Credit Facility) plus a 1.25% margin or LIBOR plus a 2.00% margin. The Credit Facility provides for a commitment fee of 0.25% on the revolving credit line.

The Credit Facility and the Subordinated Notes contain certain customary covenants that impose limitations on the Company, including covenants limiting the ability of the Company and its subsidiaries to sell, pledge or incur liens on assets and to incur additional debt. The Credit Facility also includes requirements to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including minimum net worth, minimum fixed charge coverage ratio, maximum leverage ratio and minimum EBITDA. The Company was in compliance with all covenants of the Credit Facility and the Subordinated Notes, and the conditions of the Credit Facility, at September 30, 2004.

At September 30, 2004, the Company had borrowings outstanding of $11.9 million under the revolving credit line of the Credit Facility, all in U.S. dollars, and letters of credit outstanding of $0.3 million supported by the Credit Facility. The amount available for additional borrowing under the Credit Facility at September 30, 2004 was $62.8 million.

Nine Months Ended September 30, 2004 Compared With Nine Months Ended September 30, 2003

Cash provided by operating activities for the nine months ended September 30, 2004 was $9.9 million compared with $5.5 million for the nine months ended September 30, 2003. The increase was primarily attributable to the higher sales level and improvements in collections of accounts receivable.

Capital expenditures were $2.0 million for the nine months ended September 30, 2004, compared with $4.6 million for the nine months ended September 30, 2003. We currently do not have any significant capital projects in process.

During the nine months ended September 30, 2003, we paid $3.3 million to acquire the net assets of Hunt Manufacturing Ltd.

Cash used in financing activities was $8.1 million for the nine months ended September 30, 2004 compared with cash provided by financing activities of $2.2 million for the nine months ended September 30, 2003. The 2004 financing activities primarily reflect the net effect of our February 2004 debt refinancing activities previously discussed.

We have significant future cash commitments, primarily for debt service requirements and scheduled lease payments. There have been no material changes to our cash commitments and commercial commitments in the nine months ended September 30, 2004 from those shown as of December 31, 2003 in our Prospectus filed on July 16, 2004 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We believe that cash forecasted to be generated from operations, together with amounts available under our Credit Facility, will be adequate to meet our cash commitments, capital expenditures, working capital needs and pension plan termination payments of approximately $6.3 million for at least the next twelve months, although no assurance can be given. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and general financing and business factors, many of which are beyond our control.

Reconciliation of EBITDA to Net Cash Provided by Operating Activities

The Company has chosen to present EBITDA because the Company believes it is a widely accepted financial indicator of a company’s ability to service and incur indebtedness, and because EBITDA is used in the Company’s financial covenants under the Credit Facility and the Subordinated Notes. Additionally, management uses EBITDA, among other financial measures, for planning and forecasting purposes. However, EBITDA should not be considered as an alternative to net cash provided by operating activities as a measure of liquidity in accordance with GAAP. Since EBITDA is not calculated identically by all companies, the Company’s method of computation may not be comparable to those disclosed by other companies. Following is a reconciliation of EBITDA to net cash provided by operating activities, which the Company believes is the most directly comparable GAAP measure of a company’s ability to service and incur indebtedness:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net cash provided by operating activities	$3,523	$5,603	$9,921	$5,493
Interest expense, net	3,927	3,294	11,274	9,555
Provision for income taxes	2,349	2,590	7,426	6,529
Foreign exchange (loss) gain, net	(212)	35	181	3,635
Deferred taxes	232	261	690	1,060
Amortization of financing fees and discount on senior subordinated notes included in interest expense, net	(287)	(165)	(686)	(497)
Net changes in operating assets and liabilities	3,805	1,902	12,109	10,973

EBITDA	$13,337	$13,520	$40,915	$36,748

Critical Accounting Policies and Estimates

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Prospectus filed July 16, 2004, in Note 2 of the Notes to the Consolidated Financial Statements and under the caption “Critical Accounting Polices and Estimates” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In particular, judgment is used in areas such as determining the allowance for doubtful accounts and inventory valuation reserves, goodwill and indefinite lived intangible assets, product warranty costs, debt covenants and deferred tax assets.

FORWARD-LOOKING STATEMENTS

The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes statements that are not historical facts. These “forward-looking statements” relate to the business of the Company and can be identified by the use of terminology such as “believe,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “continue,” “positioned,” “strategy” and similar expressions. These statements are only our predictions. The forward-looking statements included in this report are not guarantees of future performances, and should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could differ materially from those contemplated by these forward-looking statements. In the light of these risks and uncertainties, we cannot assure that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation, except as required by law, to update these statements.

Such risks, uncertainties and contingencies include, without limitation, the following:

•	economic and other conditions in the markets in which we operate;

•	raw material price increases, particularly for steel and copper, that we are unable to pass through to customers on a timely basis via increased selling prices;

•	acts of war or terrorism;

•	risks associated with foreign operations, including fluctuations in exchange rates of foreign currencies;

•	competitive pressure on pricing;

•	availability of financing to fund operations at anticipated rates and terms;

•	prolonged work stoppages;

•	governmental or regulatory policies;

•	rapid increases in health care costs;

•	our acquisition activities;

•	our substantial debt and leverage and our ability to service our debt;

•	the restrictive covenants contained in our Credit Facility and Subordinated Notes;

•	our ability to realize revenue growth;

•	our ability to implement initiatives designed to increase operating efficiencies and improve results; and

•	the loss of major customers.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to various changes in financial market conditions, including fluctuations in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to such risks through various operating and financing activities.

We are exposed to interest rate risk associated with borrowings under our Credit Facility. Borrowings under the Credit Facility bear interest at variable rates, based upon published indices. In order to partially mitigate this exposure, we have historically entered into interest rate swaps to fix a portion of our interest payable. At December 31, 2003, we had a swap with a notional amount of $15.0 million that matured on February 2, 2004. There were no interest rate swaps outstanding as of September 30, 2004.

We are also exposed to various foreign currency risks, i.e., there is a risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our foreign currency exchange rate risks primarily relate to the Euro, the Australian dollar and the Brazilian real. We monitor these risks, and attempt to establish offsetting positions, when practical, between our various subsidiaries. Under our Credit Facility, we also have the option of denominating a portion of our borrowings in multiple foreign currencies. There are no amounts outstanding under the multicurrency borrowing options at September 30, 2004. We had net assets denominated in foreign currencies of approximately $43.3 million associated with our foreign subsidiaries at September 30, 2004.

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

Item 4. Controls and Procedures

As of September 30, 2004 an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Document
31.1	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Form of Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Form of Section 1350 Certification of Chief Financial Officer and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ERICO INTERNATIONAL CORPORATION

By:	/s/ William H. Roj

Name:	William H. Roj
Title:	Chairman, Chief Executive Officer and Director
November 3, 2004

By:	/s/ Jeffrey R. Steinhilber

Name:	Jeffrey R. Steinhilber
Title:	Chief Financial Officer and Director
November 3, 2004