Form 10-K
period 2004-12-31
ERICO INTERNATIONAL CORP
filed 2005-03-09
CIK 1285222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-115267

ERICO INTERNATIONAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Ohio	3429	34-0201460
(State or Other Jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
Incorporation or Organization)	Classification Code Number)	Identification Number)

30575 Bainbridge Road
Suite 300
Solon, Ohio 44139
(440) 349-2630
(Address, including zip code, and telephone number, including area code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2004 and March 9, 2005, the registrant had one share of common stock outstanding, which was owned by ERICO Holding Company.

FORWARD-LOOKING STATEMENTS

     ERICO International Corporation (“ERICO” or the “Company”) is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes forward-looking statements relating to the business of the Company that are not historical facts. These “forward-looking statements” can be identified by the use of terminology such as “believe,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “continue,” “positioned,” “strategy” and similar expressions. You should be aware that those statements are only our predictions. The forward-looking statements included in this report are not guarantees of future performance, and should one or more of these, or other, risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could differ materially from those contemplated by these forward-looking statements. In the light of these risks and uncertainties, we cannot assure you that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which, unless otherwise noted, speak only as of the date of this report. The Company undertakes no obligation, except as required by law, to update these statements.

     Risks, uncertainties and contingencies that could cause actual results to vary materially from those anticipated in forward-looking statements in this report include general economic conditions in the markets in which we operate and industry related and other factors including, without limitation, the following:

•	the availability of sufficient amounts of raw materials, particularly steel and copper, and our ability to acquire these raw materials on an economic basis;

•	risks associated with foreign operations, including fluctuations in exchange rates of foreign currencies;

•	competitive pressures on pricing;

•	operational issues at our facilities;

•	availability of financing to fund operations at anticipated rates and terms;

•	prolonged work stoppages;

•	governmental or regulatory policies;

•	product warranty, product liability and product recall costs;

•	rapid increases in health care costs;

•	our acquisition activities;

•	our substantial debt and leverage and our ability to service our debt;

•	the restrictive covenants contained in the agreements governing our indebtedness;

•	our ability to realize revenue growth;

•	our ability to implement initiatives designed to increase operating efficiencies and improve results;

•	the loss of major customers; and

•	acts of war or terrorism.

For more information on risks and uncertainties that could cause results to vary materially from those anticipated in the forward-looking statements included in this report, see the discussion under “Risk Factors” in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report.

MARKET AND INDUSTRY DATA

The market and industry data estimates included in this report are based on information obtained from our customers, distributors, suppliers, trade and business organizations and our contacts in markets in which we operate and on our management’s knowledge and experience. However, market share, ranking and other data included in this report are subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data and the voluntary nature of the data gathering process. In addition, technical requirements and customer preferences can and do change. Although we have not independently verified the accuracy of all such data included in this report, we believe these estimates to be accurate in all material respects.

PART I

ITEM 1. BUSINESS

Our Company

     ERICO International Corporation (the “Company”) was founded in 1903 in Cleveland, Ohio, as the Electric Railway Improvement Company. Today, we are a leading designer, manufacturer and marketer of precision-engineered specialty metal products serving global niche product markets in a diverse range of electrical, commercial and industrial construction, utility and rail applications. Our product lines share a number of common characteristics, including leading market positions, innovative solutions, quality products offering superior technical performance and strong brand names. In the majority of cases, we developed the proprietary products that created the market niches in which we compete. We benefit from marketing, manufacturing and engineering economies of scale versus competitors in most of our product lines. Our product lines must meet stringent technical specifications, including in some cases industry or governmental specifications and codes. We sell our products through well-established distribution networks to a highly diversified customer base, which includes many companies that have been ERICO customers for decades. Approximately 60% of our sales are generated within North America, with the remaining 40% generated in Europe, Asia and Latin America. For the year ended December 31, 2004, we had net sales of $352.6 million, cash flow from operations of $22.7 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $51.1 million. For a reconciliation of EBITDA to net cash provided by operating activities, which we believe to be the closest measure under accounting principles generally accepted in the United States (“GAAP”) to EBITDA, and for an explanation of why we present EBITDA, see note 1 in Item 6, Selected Financial Data, in this report.

     In 2002, our current management, together with Citigroup Venture Capital Equity Partners, L.P. and its affiliates, led a buy-out of the Company from the former management group. As a result of the buy-out, current management owns over one-third of the equity of ERICO Global Company (“Global”), our ultimate parent, with Citigroup Venture Capital Equity Partners, L.P. and its affiliates owning the remainder. The Company is wholly owned by ERICO Holding Company (“Holding”), which in turn is wholly owned by Global.

Our Products

     We have six product lines used in electrical, commercial and industrial construction, utility and rail applications. Each of these product lines benefits from our long-standing reputation of providing premium, precision-engineered products marketed under trusted brand names. Our products are sold through a well-established global sales and distribution network. Our product lines are:

     Electrical Fixing & Fastening. Our electrical fixing and fastening products consist of a broad line of specialty clips, clamps, hangers and straps. Electricians and datacom system installers use our products to hang, support or affix, wire, cable or conduit to drywall, studs or metal substructures, primarily in commercial and industrial construction and telecommunications systems. Our products provide significant labor savings and technical superiority compared to the traditional methods of installation. We sell our electrical fixing and fastening products under the CADDY brand name, which benefits from global customer recognition and has a strong reputation for quality in the marketplace. We market directly to tens of thousands of electricians and datacom installers worldwide who often request our products by brand name. We invented the concept of using spring steel fasteners for hanging electrical wire in the 1950s, and we currently offer a very broad range of products representing over 700 different stock products.

     Facility Electrical Protection. Our products consist of grounding, bonding, surge and lightning protection products and systems used to protect facilities from electrical hazards. Electricians, utilities, telecommunications companies and construction contractors use our products to ground and dissipate electrical energy and protect against lightning and other electrical surges in buildings and other facilities. Our electrical protection products are marketed under our CADWELD, ERITECH and CRITEC brand names through electrical distributors and direct to certain utilities and facility owners. Our products are broadly recognized as the quality standard for electrical hazard protection and the CADWELD brand name is synonymous with exothermic bonding (low-resistance molecular connections). We invented copper exothermic welding connections and developed the most advanced manufacturing process for exothermics and copper-bonded ground rods.

     Mechanical Fixing & Fastening. Our mechanical fixing and fastening products consist of specialty metal hangers, clamps, clips, fasteners and support products. Plumbers, heating, ventilation and air conditioning, or HVAC, and sprinkler installers use our products to hang, support and position pipes, ducts and fire-protection and seismic systems. We market directly to tens of thousands of plumbers and HVAC installers worldwide under the CADDY brand name. We established this product line in 1997 to take advantage of expansion of our hanger innovation and manufacturing expertise.

     Concrete Reinforcement Products. Our concrete reinforcement products consist of a complete line of rebar-splicing systems, which are utilized to connect the steel reinforcement rods that provide the essential structural support and integrity for concrete construction. Our rebar couplers offer improved architectural and structural solutions over traditional lapping methods, which translates into engineering and architectural benefits to end-users. We sell these products under our LENTON brand name primarily to steel fabricators and large construction contractors.

     Panelboard Products. Our panelboard products consist of current-carrying connectors, supports and other non-active electrical panel components designed to reduce the size of, and facilitate the easy assembly of, electrical panels. We market these products through the ERIFLEX brand name to electricians and original equipment manufacturer panel builders, primarily in Europe. Our products offer unlimited twisting and bending possibilities providing space optimization and cost reduction advantages for our customers. ERICO invented flexible insulated laminated copper busbar in the early 1980s.

     Rail & Industrial. Our rail and industrial products include a wide variety of connecting and bonding products based on our exothermic connection technology. Our exothermic bonds produce a permanent low-resistance molecular connection that is suitable for use in the field or in volatile environments. In addition to our industrial connection products sold under our CADWELD brand, our rail product line, which includes rail bonds and surge protection products, is marketed directly to the railroad industry and sold under the ERICO brand name.

Customers

     We serve a diverse range of customers in the electrical, commercial and industrial construction, utility and rail industries. In addition to the breadth of our customer base, we have established long-term relationships with many of our customers and can trace some relationships back more than 80 years. Our electrical fixing and fastening products and facility electrical protection products are primarily distributed through electrical and datacom distributors, as well as directly to certain utilities and telecommunications companies. All major electrical distributors worldwide carry our CADDY, CADWELD and ERITECH brand product lines. All of the ten largest U.S. electrical utilities use the CADWELD and ERITECH product lines. Our concrete reinforcement and rail and industrial products are sold directly to steel fabricators, construction contractors and rail companies. The five largest steel fabricators in the U.S. and in Europe purchase the LENTON product line. All major North American rail companies and four of the five largest international railroads purchase our rail products. In Europe, our panelboard products are sold exclusively through distributors, while in the U.S. most panelboard products are sold directly to OEMs. The six largest worldwide OEMs that produce electrical panels purchase our ERIFLEX product line. Our mechanical fixing and fastening products are sold through mechanical distributors, with the exception of those products sold into the fire protection market, which are primarily sold directly to installers.

     For the years ended December 31, 2004, 2003 and 2002, no single end-user exceeded 1% of our net sales and no single distributor exceeded 5% of our net sales. Customers located outside of the United States accounted for 41.1%, 39.6% and 34.4% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

Marketing and Sales

     As of December 31, 2004, we had approximately 350 professionals employed in sales, customer service, marketing and marketing management activities. Our marketing and sales activities are focused on end-user customers and the various distribution channels serving these customers. We employ dedicated regional sales personnel who provide customer service, product information and marketing support working in conjunction with independent sales representatives calling on the distributors. In addition, we also conduct direct sales activity with customers at utilities, telecommunication companies, fire sprinkler and HVAC installers, steel fabricators and steel construction contractors, OEMs and rail companies. In Europe, we employ our own sales staff to represent our products to the distribution channels, as the independent sales representative role is not prevalent in this region.

     For those products sold through distribution channels, we focus our marketing efforts towards educating the end-users who make the decision to purchase our products. In some cases, the decision-maker is the end user, such as an electrician that purchases and uses a CADDY fastener from a distributor. In other cases, the decision-maker is a building owner, or engineer or architect that has been hired by a building owner to design a project on behalf of the owner. In this case, we market to that engineer or architect because he or she will determine the specifications for the project, and may specify our products by name. By marketing to these decision-makers and influencers, we encourage them to request our products.

     Our marketing programs, targeted at these decision-makers, include the following:

•	Training programs through our CADDY School and FEP, or Facility Electrical Protection, University, which are conducted quarterly in North America and up to twice a year in other areas of the world. As these training programs have become established, we have been able to replicate them at the local level so that our manufacturer representatives, agents and distributors conduct their own mini-CADDY schools at their own sites for end users such as electrical contractors.

•	Tag-along program where we insert a sample of a new or related CADDY product in the boxes of other CADDY products that are delivered to end users, along with an instruction sheet for the sample and a survey card soliciting comments.

•	Direct mailings to over 100,000 electricians, engineers and other industry professionals, including the CADDY Corner newsletter.

•	Strong relationships with licensing bodies and unions, including BICSI, a telecommunications association, the National Joint Apprenticeship and Training Committee for the Electrical Industry, the Brotherhood of Railway Signalmen and the International Brotherhood of Electrical Workers. In connection with these relationships, we sponsor some of the organizations’ training classes and training and licensing programs, and in many cases the curriculum includes using our branded products or our training processes.

     We believe our marketing programs have fostered a strong sense of loyalty for our products from our underlying end-user and decision-maker customer base, which prompts those customers to choose ERICO products from our manufacturer representatives, agents and distributors.

Manufacturing

     Our manufacturing strategy includes process-focused factories that provide economies of scale for our worldwide product offerings. Our operating philosophy emphasizes delivery of a high-quality product, on time and at the lowest achievable cost. We also strive to run efficient operations through automation and advanced manufacturing technologies. We have designed and developed proprietary manufacturing processes that provide us with a significant competitive advantage based on operational cost savings from decreased labor costs and increased efficiency. For example, we have the world’s only continuous copper-bonded ground rod production facility and the only automated exothermic material production process. We continually review our manufacturing processes to identify areas for improvement. We update and maintain the various production and quality standards certifications as required by particular markets, including ISO certifications for all of our major manufacturing facilities and Underwriters Laboratory inspections and certifications for our products and manufacturing processes where applicable. We believe that our manufacturing facilities have sufficient capacity for our present needs.

     The following table sets forth the locations and principal products of our significant manufacturing facilities:

Location	Principal Products	Principal Processes
Solon, Ohio (two facilities)	Electrical and mechanical fasteners, concrete couplers, earth electrodes, grounding products, lightning protection, large busbar exothermic connections, rail mechanical connections, rail electrical bonds and exothermic rail connections	Steel stamping and threading, exothermic material processing equipment, light metal fabrications and coating

Aberdeen, North Carolina	Strut and copper-bonded ground rods	Continuous steel rod copper electroplating and finishing, and metal forming

Tilburg, Netherlands	Electrical and mechanical fasteners and concrete couplers	Steel stamping, forging, coating and threading

Andrezieux, France	Insulated laminated flexible copper busbar, system power components, fasteners, supports and insulators	Flat strip lamination and inline insulation (low-voltage PVC extrusion)

Engineering, Research and Development

     We believe our success is attributable in part to our commitment to innovation and product development, which has provided us with a significant competitive advantage. Our product development strategy is fueled by our ability to design, develop and test our own products, which is evidenced by over 100 issued patents that we hold worldwide. We employ over 50 persons dedicated exclusively to engineering and development of our products and manufacturing processes who hold various advanced degrees in chemical, mechanical and electrical engineering.

     We maintain a research and development facility in Solon, Ohio that is recognized by Underwriters Laboratory where we perform our extensive design, prototyping and testing of our products. Engineering, product design and fatigue testing are performed using computer-aided design and finite element analysis. Our engineering team also develops application software for our products that are made available to our customers on our website or by CD-ROM. For example, we have developed software that calculates resistance to earth with the use of ERICO’s Ground Enhancement Material, or GEM, which estimates the quantity of GEM required and is valid for horizontal and vertical earth electrodes. Our strategy includes extensive product testing programs in an effort to assure high-quality, reliable, safe product performance while effectively reducing manufacturing costs.

     During the years 2004, 2003 and 2002, we recorded expenditures of approximately $7.0 million, $6.2 million and $6.4 million, respectively, for engineering, research and development. Although most of our products are developed internally, we have in the past and may in the future acquire, invest in or license from companies or businesses that offer products or services complementary to our offerings.

Competition

     The market for specialty metal products is highly fragmented and is characterized by numerous smaller suppliers or single product lines of larger businesses. For the strongest and largest of our competitors, our niche product lines are relatively small and non-core. Few of our competitors maintain significant market shares in more than one specific product area. Competitive factors in the markets for our products include breadth of product offering, quality and reliability, cost, timely delivery, customer service and design and engineering capability. We believe we are well positioned relative to our competitors because of our broad range of products, the strength of our brands and distribution channels, excellence in customer service and product training, superior quality and price-value and strong commitment to innovation and product development.

Raw Materials

     Steel and copper are the primary raw materials we use in our products. We purchase these materials from several sources, but have no material long-term contracts. The cost of steel and copper is subject to fluctuation. We have some product lines that adjust product prices to reflect these fluctuations, primarily flexible busbar products and ground rods. These adjustments will lag the current market price for these materials.

     We employ just-in-time manufacturing and sourcing processes to meet customer requirements for faster deliveries and to minimize the need to carry significant inventory levels. Although we are dependent upon a limited number of suppliers for certain raw materials, we have not experienced significant problems in procurement or delivery of any essential materials or parts.

Employees

     As of December 31, 2004, we employed 1,232 persons, including 647 in North America. Of the persons we employed in North America, 354 were manufacturing personnel while the remainder were clerical, distribution, sales and management personnel. Our U.S. operations are not unionized. We employed 433 persons in Europe at December 31, 2004, including 134 manufacturing personnel. Our employees in Europe are commonly members of trade unions, as is customary. Our remaining 152 employees are employed in Asia and Latin America. Employee relations throughout our worldwide operations have generally been good.

Patents, Trademarks and Tradenames

     We hold a number of U.S. and foreign patents, patent applications, licenses and trademarks. We will continue to dedicate technical resources toward the further development of our products and processes to maintain our competitive position in the construction, commercial and industrial markets that we serve. We continue to invest in the design, development and testing of proprietary technologies that we believe will set our products apart from those of our competitors.

     We own rights in the United States and other jurisdictions to the following registered trademarks and tradenames named in this report: ERICO, CADDY, CADWELD, CRITEC, ERIFLEX, ERITECH and LENTON. All references in this report to any of these terms lacking the (R) symbol are defined terms that reference the products, technologies or businesses bearing the trademarks or tradenames with this symbol.

International Operations

     We have significant international operations conducted through foreign subsidiaries. Our foreign subsidiaries generated 39.9%, 39.6% and 34.4%, of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively, and held 22.5% and 21.6% of our assets as of December 31, 2004 and 2003, respectively. In the future, we may significantly expand our international operations through geographic expansion and acquisitions. For information pertaining to the net sales and operating net assets attributed to our international operations, refer to Note 14, “Geographic Information,” to the financial statements included in this report.

     Sales outside of the United States, particularly sales to emerging markets, are subject to various risks that are not present in sales within U.S. markets, including governmental embargoes or foreign trade restrictions such as antidumping duties, changes in U.S. and foreign governmental regulations, tariffs and other trade barriers, the potential for nationalization of enterprises, foreign exchange risk and other political, economic and social instability. In addition, there are tax inefficiencies in repatriating portions of our cash flow from non-U.S. subsidiaries.

Recent Acquisitions

     Since 1996, we have completed and successfully integrated a number of relatively small acquisitions. These were primarily smaller “tuck-under” acquisitions that expanded our product offerings or geographic coverage, or in some cases provided economies of scale in production or distribution. We have achieved synergies following our acquisitions by closing redundant facilities and consolidating labor and production. Our recent acquisitions have included facility electrical protection, mechanical fixing and fastening and rail and industrial businesses. We believe there will be further opportunities to expand our business through acquisitions.

Seasonality

     Our business is not dramatically affected by the seasons, but our sales and results are generally stronger in the second and third quarters of each year.

Backlog

     Most of our business involves supplying products to our customers pursuant to a specific purchase order. Because our products are generally needed immediately or within a two-week period, we do not have material backlog.

Environmental Matters

     As with most industrial companies, our facilities and operations are required to comply with and are subject to a wide variety of environmental laws and regulations. Some of these environmental laws impose strict, and in certain circumstances joint and several, liability on current and former owners or operators of sites where hazardous substances have been released. Compliance with environmental laws also may require the acquisition of permits or other authorizations for some activities and compliance with various standards or procedural requirements. Compliance with environmental requirements has not had, and we do not expect it to have, any material adverse effects on us. However, there can be no assurance that changes in environmental laws and regulations or changes in the enforcement of these laws and regulations, or any failure to comply in the future with newly discovered conditions, will not result in material costs.

ITEM 2. PROPERTIES

     The following table sets forth the location of our principal owned and leased facilities as of December 31, 2004:

		Approximate
Location	Interest	Square Footage	Use
Aberdeen, North Carolina	Owned	161,500	Office/Manufacturing/Warehouse
Andrezieux, France	Owned	78,428	Office/Manufacturing
Solon, Ohio	Leased	164,940	Office/Manufacturing
Solon, Ohio	Owned	240,000	Office/Manufacturing/Warehouse
Tilburg, Netherlands	Owned	140,071	Office/Manufacturing/Warehouse

ITEM 3. LEGAL PROCEEDINGS

     We are a party to a number of legal proceedings in the ordinary course of our business. We do not believe that such pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No trading market for the Company’s common stock exists. On March 9, 2005, there was one share of the Company’s common stock outstanding, which was held by Holding.

     In February 2004, the Company paid a dividend of $25.0 million to Holding. In addition, on December 16, 2004, the Company declared a $15.0 million dividend that was paid to Holding on January 10, 2005. Our general policy is to retain earnings to repay debt and finance our operations and acquisition strategies. In addition, the terms of the indenture governing our 8.875% senior subordinated notes due 2012 (the “Subordinated Notes”) as well as our $75.0 million Multicurrency Credit and Security Agreement (the “Credit Facility”) restrict the payment of dividends on common stock. See the discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 to the Company’s consolidated financial statements captioned “Debt and Financing Arrangements,” included in Item 8 of this report.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical consolidated financial data of the Company for each of the five years in the period ended December 31, 2004. The data for each of the four years in the period ended December 31, 2004 was derived from our annual audited consolidated financial statements for the relevant years. The data for the year ended December 31, 2000 was derived from the annual audited consolidated financial statements of Holding. We are a wholly owned subsidiary of Holding, which is a wholly owned subsidiary of Global, our ultimate parent. Global and Holding are holding companies that do not have separate operations or other investments. As a result, all operating activity and all account balances of Global and Holding have been “pushed down” and are included in our stand-alone financial information.

     The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included in Item 8 of this report.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002	2001	2000
Income statement data
Net sales	$352,618	$309,871	$295,882	$291,180	$290,310
Cost of sales	227,870	199,324	183,650	186,265	184,638

Gross profit	124,748	110,547	112,232	104,915	105,672
Operating expenses	87,770	81,296	91,562	89,186	90,587

Operating income	36,978	29,251	20,670	15,729	15,085
Interest expense, net	15,083	12,739	4,180	4,460	3,968
Other (income) expense, net	(157)	(3,943)	(2,245)	1,821	997

Income before income taxes	22,052	20,455	18,735	9,448	10,120
Income taxes	8,684	7,257	7,981	3,431	(2,883)

Net income	$13,368	$13,198	$10,754	$6,017	$13,003

Other financial data:
Net cash provided by operating activities	22,665	18,041	29,035	14,517	13,398
Net cash used in investing activities	(3,664)	(9,028)	(10,790)	(16,444)	(17,289)
Net cash (used in) provided by financing activities	(19,370)	(9,828)	(16,594)	1,498	2,049
EBITDA (1)	51,055	45,277	33,847	26,668	27,616
Depreciation and amortization	12,184	12,083	10,932	12,760	13,528
Capital expenditures	3,571	5,252	5,960	9,733	16,171
Dividends declared	40,000	—	—	—	—
Balance sheet data:
Cash and cash equivalents	2,321	2,421	3,374	1,592	973
Working capital	44,573	45,152	38,458	46,997	32,592
Total assets	322,721	323,767	302,662	197,638	196,468
Total debt	152,175	140,920	151,097	55,337	49,086
Stockholder’s net investment	48,125	72,430	60,571	75,056	63,843

(1)	The Company has chosen to present EBITDA because the Company believes it is a widely accepted financial indicator of a company’s ability to service and incur indebtedness, and because EBITDA is used in the Company’s financial covenants under our Credit Facility and the indenture governing our Subordinated Notes. Additionally, management uses EBITDA, among other financial measures, for planning and forecasting purposes. However, EBITDA should not be considered as an alternative to net cash provided by operating activities as a measure of liquidity in accordance with GAAP. Since EBITDA is not calculated identically by all companies, the Company’s method of computation may not be comparable to those disclosed by other companies. Following is a reconciliation of EBITDA to net cash provided by operating activities, which the Company believes is the most directly comparable GAAP measure of a company’s ability to service and incur indebtedness:

	Years Ended December 31,
	2004	2003	2002	2001	2000
Net cash provided by operating activities	$22,665	$18,041	$29,035	$14,517	$13,398
Interest expense, net	15,083	12,739	4,180	4,460	3,968
Income taxes	8,684	7,257	7,981	3,431	(2,883)
Foreign exchange gain (loss)	1,893	3,943	2,245	(2,241)	(2,615)
Deferred taxes	(4,372)	(2,230)	(1,235)	628	3,285
Amortization of financing fees and discount on senior subordinated notes included in interest expense, net	(910)	(697)	—	—	(585)
Net changes in operating assets and liabilities:
Accounts receivable	(5,469)	(710)	(1,939)	(741)	5,665
Inventory and other current assets	11,715	(3,993)	5,632	(1,302)	6,529
Accounts payable and other current liabilities	(3,914)	10,927	(12,052)	7,916	854
Pension plan termination	5,680	—	—	—	—

EBITDA	$51,055	$45,277	$33,847	$26,668	$27,616

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, “Selected Historical Consolidated Financial Data” and the accompanying notes, which are included elsewhere in this report. The following discussion and analysis also contains forward-looking statements, which reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying our judgments concerning matters discussed below. These statements, accordingly, involve estimates, assumptions, judgments and uncertainties. In particular, this discussion pertains to management’s comments on financial resources, capital spending and the outlook for our business. In addition to other contingency matters and related cautionary statements discussed elsewhere in this report, you should also read and review the discussion under “Risk Factors” below for some important factors that could cause actual results or outcomes to differ materially from those addressed in forward-looking statements.

Overview

     We are a leading designer, manufacturer and marketer of precision-engineered specialty metal products serving global niche product markets in a diverse range of electrical, commercial and industrial construction, utility and rail applications, with our principal manufacturing facilities in North America and Europe. We distribute our products to customers through a well-established global sales and distribution network serving more than 25 countries.

     The Company is a wholly owned subsidiary of Holding. On December 2, 2002, a newly formed wholly owned subsidiary of Global merged with Holding, with Holding as the surviving company. As a result, Holding became a wholly owned subsidiary of Global. In connection with the buy-out, affiliates of Citigroup Venture Capital Equity Partners, L.P. and its affiliates acquired approximately two-thirds of the stock of Global.

Market Outlook

     We expect a continued recovery in the electrical, commercial and industrial construction, utility and rail markets in 2005. We continue to expect sales growth in 2005 as a result of this recovery, new product introductions and market penetration.

     During 2004, we experienced significant increases in the prices we pay for steel and copper. We were able to pass the majority of these cost increases on to our customers. We will continue to closely monitor our raw material costs in 2005 and intend to pass any additional future cost increases on to our customers to the extent feasible in light of the competitive dynamics in our industry. We may not be successful in recovering all of the increases in steel and copper costs.

Results of Operations

     The following table sets forth statements of operations data expressed as a percentage of net sales:

	Years Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.6%	64.3%	62.1%
Gross profit	35.4%	35.7%	37.9%
Operating expenses	24.9%	26.2%	30.9%
Operating income	10.5%	9.5%	7.0%
Interest expense, net	4.3%	4.1%	1.4%
Other (income) expense, net	(0.1%)	(1.2%)	(0.7%)
Income before income taxes	6.3%	6.6%	6.3%
Provision for income taxes	2.5%	2.3%	2.7%
Net income	3.8%	4.3%	3.6%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Net sales. Net sales for the year ended December 31, 2004 were $352.6 million, an increase of $42.7 million, or 13.8%, from the $309.9 million reported for the year ended December 31, 2003. Favorable foreign currency exchange rates contributed $10.7 million toward the 2004 sales increase. The remaining $32.0 million increase in net sales for the year ended December 31, 2004 compared with the year ended December 31, 2003 was due to a combination of increased sales volume and increased selling prices as we passed on significant increases in raw material costs to our customers.

     Gross profit. Gross profit for the year ended December 31, 2004 increased by $14.2 million, or 12.8%, to $124.7 million from the $110.5 million reported for the year ended December 31, 2003. Gross profit margin was relatively constant at 35.4% for the year ended December 31, 2004 compared with 35.7% for the year ended December 31, 2003. Gross profit increased primarily due to sales volume, increased selling prices and the favorable effect on net sales of foreign currency exchange rates. Gross profit margin decreased primarily due to the significant increase in raw material costs, primarily steel and copper.

     Operating expenses. Operating expenses include engineering and development expenses, selling and marketing expenses and general and administrative expenses. Operating expenses increased by $6.5 million, or 8.0%, to $87.8 million for the year ended December 31, 2004 from $81.3 million for the year ended December 31, 2003. As a percentage of net sales, operating expenses decreased to 24.9% for the year ended December 31, 2004 from 26.2% for the year ended December 31, 2003. The decrease in operating expenses as a percent of sales for the year ended December 31, 2004 was primarily due to the higher sales level along with management’s continued focus on controlling expenses.

     Interest expense, net. Interest expense for the year ended December 31, 2004 was $15.1 million compared with $12.7 million for the year ended December 31, 2003. The increase in interest expense was primarily caused by higher average debt balances in the twelve months ended December 31, 2004 compared with the twelve months ended December 31, 2003 as a result of the February 2004 debt refinancing.

     Foreign exchange gain, net. The gain on the exchange of foreign currencies was $1.9 million for the year ended December 31, 2004 caused by the weakening of the U.S. dollar compared to many currencies, primarily the Euro. The gain on the exchange of foreign currencies was $3.9 million for the year ended December 31, 2003. The largest component of this gain in 2003 was $2.2 million associated with debt held by our Australian subsidiary, denominated in U.S. dollars, which was paid off in May 2003.

     Other expense. Other expense was $1.7 million for the year ended December 31, 2004 and consisted of a non-cash charge of $1.2 million related to the write-off of previously deferred financing costs and original issue discount costs resulting from the February 2004 refinancing of our Credit Facility and $0.5 million of previously deferred financing costs and original issue discount costs related to the August 2004 exchange of 11.0% senior subordinated notes for our Subordinated Notes.

     Provision for income taxes. The provision for income taxes was $8.7 million for the year ended December 31, 2004 compared with $7.3 million for the year ended December 31, 2003. The effective tax rate was 39.4% for the year ended December 31, 2004 compared with 35.5% for year ended December 31, 2003. During 2003, we recognized foreign currency transaction gains for which there was no income tax expense, which resulted in a lower effective tax rate in 2003.

     Net income. As a result of the foregoing, the Company reported net income of $13.4 million for the year ended December 31, 2004, an increase of $0.1 million, or 1.1%, from net income of $13.2 million for the year ended December 31, 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net sales. Net sales for the year ended December 31, 2003 totaled $309.9 million, an increase of $14.0 million, or 4.7%, from the $295.9 million reported for the prior year. Approximately $5.8 million, or 2.0%, of the sales increase was due to the impact of acquisitions made during 2003. Sales also increased $16.0 million, or 5.4%, due to the favorable impact of foreign currency exchange rates, particularly the Euro. Excluding the effects of acquisitions and currency, net sales for 2003 decreased $7.8 million, or 2.7%, from 2002 due to the general weakness in economic conditions. In particular, during 2003 sales declined within our facility electrical protection product line.

     Gross profit. Gross profit for the year ended December 31, 2003 decreased by $1.7 million, or 1.5%, to $110.5 million from the $112.2 million reported for the prior year. Gross profit as a percentage of net sales decreased to 35.7% in 2003 from 37.9% in 2002. Increased amortization, depreciation and cost of goods sold associated with increased asset values as a result of the buy-out resulted in a reduction of $2.5 million in 2003 gross profit. Gross profit in 2003 was also negatively impacted by an increase of $1.2 million in steel costs due primarily to the U.S. steel tariffs, that have since been repealed. The sales volume change in 2003 resulted in a net reduction of $1.0 million on gross profit.

     Operating expenses. Operating expenses include engineering and development expenses, selling and marketing expenses and general and administrative expenses. Operating expenses decreased by $10.3 million, or 11.2%, to $81.3 million in 2003 from $91.6 million in 2002. Operating expenses in 2002 included $3.7 million of restructuring charges to cover severance and outplacement costs related to employee termination and certain other exit costs. As a percentage of net sales, operating expenses decreased to 26.2% in 2003 from 30.9% in 2002. Excluding the restructuring charge in 2002, operating expenses decreased $6.6 million, or 7.2%, from 2002. The decrease in operating expenses in 2003 was primarily due to a reduction in average headcount of 73 in 2003 as compared with 2002, as well as a $1.1 million decline in professional fees incurred in connection with the buy-out.

     Interest expense, net. Interest expense for the year ended December 31, 2003 was $12.7 million compared with $4.2 million in 2002. The increase in interest expense was primarily caused by higher average debt balances and a higher effective interest rate during 2003 that were both a direct result of the additional debt incurred to finance the buy-out, which was completed on December 2, 2002.

     Foreign exchange gain, net. The gain on the exchange of foreign currencies was $3.9 million in 2003, compared with $2.2 million in 2002, and was caused by the weakening of the U.S. dollar compared to many currencies. The largest component of this gain was $2.2 million associated with U.S. dollar denominated debt held by our Australian subsidiary. This debt was paid off completely in May of 2003.

     Provision for income taxes. The provision for income taxes was $7.3 million for the year ended December 31, 2003 compared with $8.0 million for the year ended December 31, 2002. The effective tax rate for 2003 was 35.5% compared with 42.6% for 2002. The higher effective tax rate in 2002 was due primarily to certain foreign losses with minimal corresponding tax benefit.

     Net income. As a result of the foregoing, the Company reported net income of $13.2 million in 2003, an increase of $2.4 million, or 22.2%, from net income of $10.8 million in 2002.

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

     On February 20, 2004, we refinanced substantially all of our long-term debt outstanding. We issued $140.9 million aggregate principal amount of Subordinated Notes, of which $19.4 million was exchanged for our 11.0% senior subordinated notes. The proceeds of $140.9 million were used in part to reduce amounts outstanding under the previous revolving credit facility, to repay $39.0 million of term loans outstanding and to repay $35.0 million of the 11.0% senior subordinated notes of Holding. In addition, we paid a dividend of $25.0 million to Holding, as our sole stockholder. On August 13, 2004, we exchanged the remaining $10.6 million of 11.0% senior subordinated notes for $10.6 million of our Subordinated Notes.

     In connection with the February 20, 2004 refinancing, the Company amended its Credit Facility, which expires December 2, 2007. The Credit Facility provides a revolving credit line of $75.0 million, of which $25.0 million may be used for the issuance of letters of credit. The Credit Facility allows for multicurrency borrowing options in Australian dollars, Euros, Swiss francs, Swedish kronas, British pounds and other currencies that are readily available and freely traded. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company and accrue interest at the Alternate Base Rate (as defined in the Credit Facility) plus a 1.25% margin or LIBOR plus a 2.00% margin. The Credit Facility provides for a commitment fee of 0.25% on the revolving credit line.

     The Credit Facility and the Subordinated Notes contain certain customary covenants that impose limitations on the Company, including covenants limiting the ability of the Company and its subsidiaries to sell, pledge or incur liens on assets and to incur additional debt. The Credit Facility also includes requirements to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including minimum net worth, minimum fixed charge coverage ratio, maximum leverage ratio and minimum EBITDA. The Company was in compliance with all covenants of the Credit Facility and the Subordinated Notes, and the conditions of the Credit Facility, at December 31, 2004.

     At December 31, 2004, the Company did not have any borrowings outstanding under the revolving credit line of the Credit Facility, and had letters of credit outstanding of $0.3 million supported by the Credit Facility. The amount available for additional borrowing under the Credit Facility at December 31, 2004 was $74.7 million.

     We believe that cash forecasted to be generated from operations, together with amounts available under our Credit Facility, will be adequate to meet our debt service requirements, capital expenditures and working capital needs for at least the next 12 months, although no assurance can be given. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and general financial, business and other factors, many of which are beyond our control.

     We have significant future cash commitments, primarily maturities of long-term debt and scheduled lease payments. The commitments related to long-term debt and lease payments are fully described in Notes 7 and 13 of the accompanying financial statements.

     The following table summarizes our contractual obligations and commercial commitments at December 31, 2004:

	Cash Payments Due by Period
					After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(Dollars in millions)
Long-term debt	$152.2	$—	$—	$—	$152.2
Operating leases	7.2	3.8	3.3	0.1	—
Dividend payable (1)	15.0	15.0	—	—	—

Total contractual obligations	$174.4	$18.8	$3.3	$0.1	$152.2

(1)	On December 16, 2004, we declared a $15.0 million dividend that was paid January 10, 2005 to Holding, as our sole stockholder.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Cash provided by operating activities for the year ended December 31, 2004 was $22.7 million and includes a $5.7 million use of cash to fund the defined benefit pension plan termination liability. This represented an increase of $4.7 million from cash provided by operations of $18.0 million in 2003. The increase was primarily attributable to a change of $4.8 million in accounts receivable based upon improved collections.

     Capital expenditures were $3.6 million for the year ended December 31, 2004 compared with $5.3 million for the year ended December 31, 2003.

     Cash used in financing activities was $19.4 million for the year ended December 31, 2004, and principally represented the effects of the February 2004 debt refinancing transaction. Cash used in financing activities was $9.8 million for the year ended December 31, 2003 and principally represented payments on long-term debt and a revolving line of credit.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Cash provided by operating activities for the year ended December 31, 2003 was $18.0 million. This represented a decrease of $11.0 million from cash provided by operations of $29.0 million in 2002. The decrease was primarily attributable to a change of $23.0 million in accounts payable and other current liabilities, partially offset by positive cash flows associated with reduced inventory levels.

     Capital expenditures were $5.3 million for the year ended December 31, 2003 compared with $6.0 million for the year ended December 31, 2002.

     In April 2003, we paid $3.3 million to acquire the net assets of Hunt Manufacturing Ltd.

     Cash used in financing activities was $9.8 million for the year ended December 31, 2003, and principally represented payments on long-term debt and a revolving line of credit. Cash used in financing activities for the year ended December 31, 2002 was $16.6 million and principally reflected the effects of the buy-out.

Critical Accounting Policies and Estimates

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are based on the selection and application of significant accounting policies. These accounting policies require us to make estimates and assumptions that affect amounts reported in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience, available information and various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. Actual results are likely to differ from our estimates, but we do not believe such differences will materially affect our consolidated results of operations, financial position or cash flows for the periods presented in this report. We believe the following are some of the more critical judgmental areas in the application of our accounting policies.

Trade Accounts Receivable and Allowance for Doubtful Accounts

     Receivables are presented net of allowances for doubtful accounts of $2.5 million and $1.9 million at December 31, 2004 and 2003, respectively. We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount we believe will be collected. We also record allowances for doubtful accounts based on the length of time the receivables are past due and historical experience. If circumstances change (e.g., higher-than-expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations), our estimates of the collectibility of amounts due could be changed by a material amount. Historically, bad debt losses have not been significant or have not differed materially from our estimates.

Inventory Valuation Reserves

     We determine inventory valuation reserves based on a combination of factors. In circumstances where we are aware of a specific problem in the valuation of a certain item, a specific reserve is recorded to reduce the item to its net realizable value. We also recognize reserves based on the actual usage in recent history and projected usage in the near-term. If circumstances change (e.g., lower-than-expected or higher-than-expected usage), our estimates of the net realizable value could be changed by a material amount.

Goodwill and Indefinite Lived Intangible Assets

     As of December 31, 2004, we had $101.3 million of goodwill and $33.5 million of trademarks, an indefinite lived intangible asset. As a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, using October 1, or when indicators of impairment exist.

     We use a combination of two valuation methodologies, an EBITDA multiple approach for goodwill and a relief royalty approach for other intangibles, to estimate fair value. Absent fair value from a potential buyer or similar specific transactions, we believe the use of the two methodologies provides reasonable estimates of the fair value of goodwill and other intangible assets. The fair value computed by these two methodologies is derived using a number of factors such as projected future operating results and business plans, economic projections, anticipated future cash flows, marketplace data of comparable companies or near comparable companies from within a consistent industry grouping and cost of capital. There are inherent uncertainties related to these factors and to management’s judgment when applied to the analysis of goodwill and other intangible asset impairment. Accordingly, we believe the combination of these methodologies provides a reasonable approach by which to estimate the fair value of goodwill and other intangible assets.

     We determined that goodwill and indefinite-lived intangible assets were not impaired as of the annual assessment performed as of October 1, 2004. However, the occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a significant portion of our business will be sold or disposed of, would result in our having to perform an impairment analysis in addition to our annual assessment. These types of events and the resulting analysis could result in additional charges for goodwill write-offs or other asset impairments in the future. To date, we have not identified any indicators of impairment that would require an impairment assessment.

Post-Retirement Benefits Other Than Pensions

     We sponsor a post-retirement health care benefit plan for U.S. employees hired prior to January 1993. We account for this post-retirement health care plan in accordance with SFAS No. 106, Employers’ Accounting for Post-Retirement Benefits Other Than Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. The measurement of liabilities of the post-retirement health care benefit plan is based on management’s assumptions related to future events, including interest rates and health care cost trend rates. The discount rate used to determine the present value of future benefits is based on yields of investment grade AA quality or better fixed-income securities over a length of time matching the benefit payment stream. The discount rate used to value post-retirement obligations was 6.35% for 2004 and 2003, and 6.5% for 2002. The health care cost trend rate used to determine the present value of future benefits is based on general economic trends and expectations in health care costs and our specific health care cost trends. The health care cost trend rate assumption is 11.2% for 2004 and is assumed to decrease gradually to 4% for 2013 and remain at that level thereafter. A one percent increase or decrease in the health care cost trend rate would have increased or decreased the total service and interest cost by approximately $0.1 million. A one percent increase in the health care cost trend rate would have increased the post-retirement benefit obligation by approximately $1.0 million and a one percent decrease would have decreased the post-retirement benefit obligation by approximately $0.8 million.

     In February 2005, we amended our post-retirement health care plan to increase the amount of retiree contributions and to increase the years of service eligibility requirement to 25 years effective December 31, 2005. We are in the process of determining the impact of this amendment on the post-retirement benefit obligation, net periodic benefit expense, contributions and benefit payments.

Accrued Expenses

     We estimate certain material expenses in an effort to record those expenses in the period incurred. The most material estimates relate to insurance-related expenses, including employee-related matters and reserves associated with asserted and unasserted litigation, claims and assessments. Workers’ compensation and general liability insurance accruals are recorded based on insurance claims processed as well as historical claims experience for claims incurred but not yet reported. These estimates are based on historical loss development factors. Employee medical insurance accruals are recorded based on medical claims processed as well as historical medical claims experience for claims incurred but not yet reported. Differences in estimates and assumptions could result in an accrual requirement materially different from the calculated accrual.

Income Taxes

     We make certain estimates and judgments to determine income for financial statement purposes. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Deferred tax assets are also reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. As of December 31, 2004, we have recorded valuation allowances of $10.5 million for certain foreign tax jurisdictions that we intend to maintain until it is more likely than not the deferred tax assets will be realized. $9.6 million of the valuation allowance relates to deferred tax assets created prior to the 2002 merger transaction. Future decreases to this portion of the valuation allowance will therefore be recorded as adjustments to goodwill rather than as reductions of income tax expense. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

Other Matters

     We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.” Transactions with related parties are in the ordinary course of business, are conducted on an arms-length basis, and are not material to our consolidated results of operations, financial condition or cash flows.

Recently Issued Accounting Standards

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our consolidated results of operations, financial position or cash flows.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces the prior SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will become effective for the Company on July 1, 2005. While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our consolidated results of operations, financial position or cash flows.

Risk Factors

     The Company’s business involves risks and uncertainties, including among other things those set forth below. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.

We depend on individuals and relationships, the loss of which would materially harm us.

     Our success and our ability to implement our business strategy depends upon the continued contributions of management, engineering, sales and marketing, finance and manufacturing personnel. Our future success will also depend on, among other factors, our ability to attract and retain qualified personnel. The loss of the services of our key employees or the failure to attract or retain employees could have a material adverse effect on us.

We may be adversely affected by a general deterioration in economic conditions.

     Our business, consolidated results of operations, financial condition and cash flows may be adversely affected by various economic factors, including economic conditions in the markets in which we operate. Unfavorable economic conditions may make it more difficult for us to maintain past levels of growth, revenue and income in some or all of our product lines.

     Demand for facility electrical protection and other products follows general economic conditions and is generally sensitive to activity in the construction market, industrial production levels, electronic component production and spending by utilities for replacements, expansions and efficiency improvements. We have experienced a softening in demand in some of the end markets that we serve, and weak conditions across many geographic regions. This economic slowdown may continue, and its effects on our facility electrical protection products in particular, and on our results in general, may become more pronounced.

Our profits will decline if the price of raw materials rises and we cannot increase the price of our products.

     We use various raw materials, such as steel and copper. We have limited sources of supply for some of our raw materials. We cannot assure you that we will be able to maintain adequate supplies or that sufficient quantities will be available in the future. We may be subject to adverse price fluctuations when purchasing raw materials and we may be unable to increase our prices to offset unexpected increases in raw material costs without suffering losses in unit volume, revenue and operating income.

Our operations make us subject to environmental laws.

     We are subject to foreign, federal, state and local environmental protection laws and regulations governing our operations, including those relating to emissions to air, discharges to water, handling, storage and disposal of waste, and remediation of contaminated sites. A risk of environmental liability is inherent in our current and former manufacturing activities in the event, for example, of a release or discharge of a hazardous substance that we have generated. Under some environmental laws, we could be subject to strict, and in some circumstances joint and several, liability for the remediation of any hazardous substance contamination at our facilities and at third party waste disposal sites and could also be held liable for any consequences arising out of human exposure to these substances or other environmental damage. We cannot assure you that the costs of complying with environmental, health and safety laws in our current operations or the liabilities arising from past releases of, or exposure to, hazardous substances, will not result in future expenditures that could have a material adverse effect on our operating and financial results.

International operations are subject to various risks that may lead to decreases in our financial results.

     Sales generated by our international operations represented 39.9% of our consolidated net sales for the year ended December 31, 2004. Our business strategy includes continued expansion of international activities. However, foreign operations are subject to various risks, including:

•	restrictive trade policies;

•	inconsistent product regulation or policy changes by foreign agencies or governments;

•	duties, taxes or government royalties;

•	foreign exchange rate risks;

•	difficulty in collecting international accounts receivable;

•	potentially longer payment cycles;

•	increased costs in maintaining international manufacturing and marketing efforts;

•	non-tariff barriers and higher duty rates;

•	interruptions in international shipping;

•	difficulties in enforcement of contractual obligations and intellectual property rights;

•	stringent labor regulations;

•	exchange controls; and

•	national and regional labor strikes.

The markets in which we compete are highly competitive and our failure to effectively compete could erode our market share.

     Our failure to effectively compete in the niche product markets we serve could erode our market share. In addition, we compete against many companies, including divisions of larger companies that may have substantially greater financial resources. Competitive factors in the markets for our products include breadth of product offering, quality and reliability, cost, timely delivery, customer service and design and engineering capability. We may not be able to maintain our current market positions in our niche product markets.

Our products are typically precision-engineered or customer-driven and, as such, we are subject to risks associated with design innovation by our competitors, which could place us at a competitive disadvantage.

     We believe that our customers rigorously evaluate their suppliers on the basis of product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design capability, manufacturing expertise, operational flexibility, customer service and overall management. Our success will depend on our ability to continue to meet our customers’ changing specifications with respect to these criteria. We must remain committed to product research and development and service to our customers to remain competitive. We cannot assure you that one of our competitors will not design a lower cost substitute to any of our products that will place us at a competitive disadvantage. Furthermore, we cannot assure you that we can adequately protect any of our own product designs to produce a sustainable competitive advantage.

We may be unable to identify attractive acquisition candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions.

     One of our growth strategies is to pursue selective strategic acquisition opportunities. We intend to continually evaluate potential acquisitions, some of which could be material, and engage in discussions with acquisition candidates. We cannot assure you that suitable acquisition candidates will be identified and acquired in the future or that we will be able to accomplish our strategic objectives as a result of any acquisition. Nor can we assure you that our acquisition strategies will be successfully received by customers or achieve their intended benefits. We will encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect us.

We may incur material losses and costs as a result of product recall costs or product warranty or product liability claims that may be brought against us.

     We face an inherent business risk of exposure to product warranty and product liability claims, as well as product recall costs, in the event that the use of our current and formerly manufactured or sold products results, or is alleged to result, in bodily injury or property damage. We cannot assure you that we will not experience any material product warranty, product liability or product recall losses in the future or that we will not incur significant costs to defend such claims. We cannot assure you that our product liability insurance coverage will be adequate for any liabilities that may ultimately be incurred or that it will continue to be available on terms acceptable to us. A successful claim brought against us in excess of our available insurance coverage may have a materially adverse effect on our business.

Our principal stockholders could exercise their influence over us.

     As a result of their stock ownership of our ultimate parent, Global, Citigroup Venture Capital Equity Partners, L.P. and its affiliates exercise significant influence over our management. Citigroup Venture Capital Equity Partners, L.P., together with some of its affiliates, employees and other persons affiliated or otherwise associated with Citigroup Venture Capital Equity Partners, L.P., own approximately two-thirds of the voting power of Global. The interests of Citigroup Venture Capital Equity Partners, L.P. and its affiliates as equity owners of Global may differ from the interests of others, and, as such, they may take actions that may not be in others’ interest. In addition, pursuant to a stockholders agreement, some stockholders have agreed to vote their stock so that three members of the board of directors of Global are selected by Citigroup Venture Capital Equity Partners, L.P. together with its affiliates. Currently, there are four members of the board of directors of Global.

Our substantial debt could adversely affect our financial condition.

      We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2004, we had $152.2 million total debt outstanding, excluding approximately $74.7 million of unused revolving commitments under the Credit Facility. Subject to the limits contained in the indenture governing the Subordinated Notes, our Credit Facility and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other less leveraged competitors;

•	making it more difficult for us to comply with the financial covenants required by our Credit Facility; and

•	increasing our cost of borrowing.

We may be unable to service our debt.

      Our ability to make scheduled payments on or to refinance our obligations with respect to our debt will depend on our financial and operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Credit Facility in an amount sufficient to enable us to service our debt, or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt or sell certain of our assets on or before maturity. We cannot assure you that we will be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Our operations may be restricted by the terms of our debt, which could adversely affect us.

      The agreements relating to our indebtedness include a number of significant restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants will, among other things, restrict our ability to:

•	incur more debt;

•	create liens;

•	pay dividends and make distributions or repurchase stock;

•	make investments;

•	merge or consolidate or transfer or sell assets;

•	issue preferred stock of subsidiaries; and

•	engage in transactions with affiliates.

      In addition, our Credit Facility requires us to maintain certain financial ratios and meet other financial tests. Our failure to comply with these covenants or tests would cause a default which, if not cured or waived, could result in lenders not being required to advance any more funds to us, as well as our being required to repay the borrowings under our Credit Facility before their respective due dates. If we are unable to make this repayment or otherwise refinance these borrowings, the lenders under our Credit Facility could foreclose on our assets. If we refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely impacted by increased costs and rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we are exposed to various changes in financial market conditions, including fluctuations in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to such risks through various operating and financing activities.

     We are exposed to interest rate risk when there are borrowings under our Credit Facility. Borrowings under the Credit Facility bear interest at variable rates, based upon published indices. In order to partially mitigate this exposure, we have occasionally entered into interest rate swaps to fix a portion of our interest payable. At December 31, 2003, we had a swap with a notional amount of $15.0 million that matured on February 2, 2004. At December 31, 2004, the Company did not have any borrowings outstanding under the revolving credit line of the Credit Facility, and had letters of credit outstanding of $0.3 million supported by the Credit Facility. There were no interest rate swaps outstanding as of December 31, 2004.

     We are also exposed to various foreign currency risks, i.e., there is a risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our foreign currency exchange rate risks primarily relate to the Euro, the Australian dollar and the Brazilian real. We monitor these risks, and attempt to establish offsetting positions, when practical, between our various subsidiaries. Under our Credit Facility, we also have the option of denominating a portion of our borrowings in multiple foreign currencies. There are no amounts outstanding under the multi-currency borrowing options at December 31, 2004. We had net assets denominated in foreign currencies of approximately $44.3 million associated with our foreign subsidiaries at December 31, 2004.

     We utilize various raw material commodities in our manufacturing processes, including steel and copper. These materials are obtained from various supply sources, and there have historically been adequate levels of material available. We are exposed to adverse price fluctuations when purchasing these materials, and may not necessarily be able to offset such increases through increased selling prices for our products. We do not hedge our commodity price risks via the derivatives markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
ERICO International Corporation

     We have audited the accompanying consolidated balance sheets of ERICO International Corporation and subsidiaries as of December 31, 2004 and 2003, and the related statements of consolidated income, stockholder’s net investment and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERICO International Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 18, 2005

ERICO International Corporation and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$2,321	$2,421
Trade accounts receivable, net	50,485	54,252
Inventories, net	59,600	45,513
Prepaid expenses	2,049	2,324
Other current assets	6,860	5,421

Total current assets	121,315	109,931

Property, plant and equipment, net	52,522	60,630
Goodwill	101,303	105,194
Trademarks and other intangible assets, net	36,905	36,572
Deferred income taxes	4,835	9,158
Deferred financing fees and other assets	5,841	2,282

Total assets	$322,721	$323,767

Liabilities and stockholder’s net investment
Current liabilities:
Trade accounts payable	$26,422	$29,607
Accrued compensation	13,446	9,216
Dividend payable	15,000	—
Other current liabilities	21,874	25,956

Total current liabilities	76,742	64,779

Long-term debt	152,175	140,920
Deferred income taxes	28,894	28,939
Other long-term liabilities	16,785	16,699

Stockholder’s net investment:
Common stock, $1.00 par value, 1,500,000 shares authorized, 1 share issued	—	—
Parent company investment	46,699	72,668
Accumulated other comprehensive income (loss)	1,426	(238)

Total stockholder’s net investment	48,125	72,430

Total liabilities and stockholder’s net investment	$322,721	$323,767

See notes to consolidated financial statements.

ERICO International Corporation and Subsidiaries

Consolidated Statements of Income
(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Net sales	$352,618	$309,871	$295,882
Cost of products sold	227,870	199,324	183,650

Gross profit	124,748	110,547	112,232
Operating expenses:
Selling	57,698	53,225	51,621
Administrative	23,119	21,847	33,516
Engineering and development	6,953	6,224	6,425

	87,770	81,296	91,562

Operating income	36,978	29,251	20,670
Other (income) expense:
Interest expense, net	15,083	12,739	4,180
Foreign exchange gain, net	(1,893)	(3,943)	(2,245)
Other expense	1,736	—	—

Income before income taxes	22,052	20,455	18,735
Provision for income taxes	8,684	7,257	7,981

Net income	$13,368	$13,198	$10,754

See notes to consolidated financial statements.

ERICO International Corporation and Subsidiaries

Consolidated Statements of Stockholder’s Net Investment
(Dollars in thousands)

			Accumulated
		Parent	Other
	Common	Company	Comprehensive
	Stock	Investment	Income (Loss)	Total
Balance at January 1, 2002	$—	$76,075	$(494)	$75,581
Comprehensive income:
Net income		10,754	—	10,754
Unrealized gain on derivative contract		—	79	79
Foreign currency translation adjustment		—	2,705	2,705
Change in minimum pension liability		—	(2,113)	(2,113)

Total comprehensive income		—	—	11,425
Net transfers to parent company		(532)	—	(532)
Leveraged buyout transaction (Note 1)		(27,205)	1,302	(25,903)

Balance at December 31, 2002	—	59,092	1,479	60,571
Comprehensive income:
Net income		13,198	—	13,198
Foreign currency translation adjustment		—	(1,717)	(1,717)

Total comprehensive income		—	—	11,481
Net transfers from parent company		378	—	378

Balance at December 31, 2003	—	72,668	(238)	72,430
Comprehensive income:
Net income		13,368	—	13,368
Foreign currency translation adjustment		—	1,664	1,664

Total comprehensive income		—	—	15,032
Dividends declared		(40,000)	—	(40,000)
Net transfers from parent company		663	—	663

Balance at December 31, 2004	$—	$46,699	$1,426	$48,125

See notes to consolidated financial statements.

ERICO International Corporation and Subsidiaries

Consolidated Cash Flow Statements
(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Operating activities
Net income	$13,368	$13,198	$10,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	11,543	11,610	10,262
Amortization expense	641	473	670
Amortization of financing fees and discount	910	697	—
Write-off of financing fees and discount	1,736	—	—
Foreign exchange gain	(1,893)	(3,943)	(2,245)
Provision for deferred income taxes	4,372	2,230	1,235
Change in operating assets and liabilities:
Accounts receivable	5,469	710	1,939
Inventory and other current assets	(11,715)	3,993	(5,632)
Accounts payable and other current liabilities	3,914	(10,927)	12,052
Pension plan termination	(5,680)	—	—

Net cash provided by operating activities	22,665	18,041	29,035

Investing activities
Acquisition payments, net of cash acquired	—	(3,329)	(4,500)
Capital expenditures	(3,571)	(5,252)	(5,960)
Other investing activities	(93)	(447)	(330)

Net cash used in investing activities	(3,664)	(9,028)	(10,790)

Financing activities
Net transfers from (to) parent company	663	378	(532)
Dividends paid	(25,000)	—	—
Leveraged buyout transaction (Note 1)	—	—	(94,913)
Net payments on revolving line of credit	(38,000)	(4,206)	(9,892)
Proceeds from term loans	—	—	45,000
Proceeds from the issuance of subordinated debt	121,500	—	48,500
Principal payments on long-term debt	(72,950)	(6,000)	(2,037)
Financing fees paid	(5,583)	—	(2,720)

Net cash used in financing activities	(19,370)	(9,828)	(16,594)
Effect of exchange rate changes on cash and cash equivalents	269	(138)	131

Increase (decrease) in cash and cash equivalents	(100)	(953)	1,782
Cash and cash equivalents at beginning of year	2,421	3,374	1,592

Cash and cash equivalents at end of year	$2,321	$2,421	$3,374

See notes to consolidated financial statements.

ERICO International Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands)

1. Description of Business and Basis of Presentation

     ERICO International Corporation (“ERICO” or the “Company”) is a wholly owned subsidiary of ERICO Holding Company (“Holding”), which is a wholly owned subsidiary of ERICO Global Company (“Global”), the Company’s ultimate parent. All activity associated with Holding and Global relates to the operations of the Company. All operating costs incurred by Holding and Global are reflected in the Company’s financial statements. In addition, in accordance with Staff Accounting Bulletin (“SAB”) No. 73, “Pushdown” Basis of Accounting Required in Certain Limited Circumstances, senior subordinated notes issued by Holding and outstanding through February 20, 2004, including related financing costs, have been “pushed down” and are reflected in the accompanying financial statements.

     The Company is a leading designer, manufacturer and marketer of precision-engineered specialty metal products serving global niche product markets in a diverse range of electrical, commercial and industrial construction, utility and rail applications. The Company is headquartered in Solon, Ohio, USA with a network of sales locations serving more than 25 countries and with manufacturing and distribution facilities worldwide.

     On December 2, 2002, a wholly owned subsidiary of Global merged with and into Holding, and as a result, Holding became a wholly owned subsidiary of Global. In connection with the merger, which had a transaction value of $188,200, Citigroup Venture Capital Equity Partners, L.P. and its affiliates (“CVC”) acquired approximately two-thirds ownership of Global for cash, and management acquired approximately one-third ownership of Global for a combination of Holding common stock (“rollover” shares) and cash. The purchase was financed by these capital contributions from CVC and management and the issuance of long-term debt by the Company and Holding. The debt proceeds were transferred upstream to Global by the Company and Holding, and Global used the cash as consideration for the merger (collectively, the “Merger Transaction”). For financial reporting purposes the Merger Transaction was accounted for as a leveraged buyout (“LBO”). Accordingly, the Merger Transaction resulted in a new basis of accounting for the new shareholders’ ownership percentage with a partial step-up in fair value for assets and liabilities of Holding. The carry-over ownership from the rollover shares was accounted for at Holding’s historical basis. In accordance with SAB No. 54, “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries, Global’s investment in Holding and the partial step-up in basis has been pushed down and is reflected in the financial statements of the Company.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2004 or 2003.

Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different businesses and geographic regions. The Company sells its products to a diverse range of customers in the electrical, commercial and industrial construction, utility and rail industries all over the world. Approximately 41.1%, 40.9% and 34.4% of sales were to customers located outside of the United States in 2004, 2003 and 2002, respectively. No single customer exceeded ten percent of consolidated sales in 2004, 2003 or 2002. To minimize credit risk from trade receivables, the Company reviews the financial conditions of potential customers in relation to established credit requirements before sales credit is extended and performs periodic credit evaluations of existing customers’ financial condition, but generally does not require collateral. Credit losses have been historically within management expectations.

     The Company is also subject to concentrations of credit risk with respect to its cash and cash equivalents and marketable securities. To minimize credit risk from these financial investments, the Company enters into these arrangements with major banks and other high credit quality financial institutions and invests only in high-quality instruments. The Company does not expect any counterparties to be unable to meet their obligations.

Revenue Recognition

     Revenue is recognized when products are shipped, title has transferred, collection is reasonably assured, persuasive evidence of an arrangement exists and the selling price to the buyer is fixed or determinable. Shipping and handling costs, such as freight to customer destinations, are included in cost of products sold in the consolidated statements of income.

Allowance for Doubtful Accounts

     On a regular basis, the Company evaluates the collectibility of its accounts receivable and establishes an allowance for doubtful accounts based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount the Company believes will be collected. The Company also records allowances for doubtful accounts based on the length of time the receivables are past due and historical experience.

Inventories

     The Company values its inventories at the lower of cost or market, with cost being determined by the first-in, first-out method.

Inventory Valuation Reserves

     The Company determines inventory valuation reserves based on a combination of factors. In circumstances where the Company is aware of a specific problem in the valuation of a certain item, a specific reserve is recorded to reduce the item to its net realizable value. The Company also recognizes reserves based on the actual usage in recent history and projected usage in the near-term. If circumstances change, (e.g., lower-than-expected or higher-than-expected usage), estimates of the net realizable value could be changed by a material amount.

Property, Plant and Equipment

     Property, plant and equipment, and capital expenditures for such assets, are stated on the basis of cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, whereas major improvements are capitalized. Depreciation is provided for the cost of depreciable assets at rates based on the estimated economic lives. Such provisions are computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation expense was $11,543, $11,610 and $10,262 for the years ended December 31, 2004, 2003 and 2002, respectively.

Impairment of Long-Lived Assets

     Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. In accordance with SFAS 144, long-lived assets, except goodwill, are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and the fair value. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value.

Goodwill and Other Intangible Assets

     Goodwill represents the excess of purchase price paid over the fair value of the net assets acquired. Effective January 1, 2002, goodwill and indefinite-lived intangible assets (trademarks) are no longer amortized but are subject to annual impairment testing.

Impairment exists when the carrying amount of goodwill or indefinite-lived intangible assets exceeds its fair value. The 2004, 2003 and 2002 annual impairment assessments confirmed that the fair value of the Company exceeded its carrying value, and no impairment loss recognition was required for goodwill or indefinite-lived intangible assets.

     Other intangible assets, which consist primarily of patents and customer relationships, continue to be amortized on a straight-line basis over the shorter of the economic or statutory lives for varying periods of six to twenty years.

Foreign Currency Translation

     The functional currency for the majority of the Company’s subsidiaries outside the United States is the applicable local currency. Assets and liabilities for these subsidiaries are translated using exchange rates in effect at the balance sheet date, while income and expenses are translated using weighted-average exchange rates during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss) in stockholder’s net investment. Gains and losses resulting from trade foreign currency translations are charged to operations as incurred. Gains and losses resulting from intercompany foreign currency transactions that are of a long-term-investment nature, where settlement is not planned or anticipated in the foreseeable future, are also included in other comprehensive income (loss) in the stockholder’s net investment. Accumulated other comprehensive income (loss) consists only of translation adjustments at December 31, 2004 and 2003.

Fair Value of Balance Sheet Financial Instruments

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount of long-term debt approximates but is less than its fair value because the fixed 8.875% interest rate for the Company’s subordinated notes is greater than prevalent market rates.

Derivative Financial Instruments

     In the normal course of business, the Company is exposed to changes in foreign currencies and fluctuations of interest rates. The Company has established policies and procedures that govern the management of these exposures including the use of interest rate swap agreements and other financial instruments. By policy, the Company does not enter into such instruments for trading purposes or speculation. At December 31, 2004, the Company did not have any derivative financial instruments outstanding.

     All derivative financial instruments are recognized in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are recognized periodically in either income or stockholders’ net investment depending upon the purpose and designation of the underlying derivative instrument.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense was $2,209 in 2004, $2,030 in 2003 and $2,239 in 2002.

Engineering, Research and Development Costs

     The Company incurred engineering, research and development costs of $6,953 in 2004, $6,224 in 2003 and $6,425 in 2002. These costs are expensed as incurred.

Income Taxes

     The Company’s operations have been included in the consolidated income tax returns filed by its parent company. Income tax expense in the Company’s consolidated statements of income is calculated on a separate tax return basis as if the Company had operated as a stand-alone entity.

     The provision for income taxes is calculated in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are provided for temporary differences between financial reporting and the consolidated tax return in accordance with the liability method. A valuation allowance is provided against net deferred tax assets when conditions indicate that it is more likely than not that the benefit related to such assets will not be realized.

Accounting Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material, and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our consolidated results of operations, financial position or cash flows.

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which replaces the prior SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will become effective for the Company on July 1, 2005. While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our consolidated results of operations, financial position or cash flows.

3. Allowance for Doubtful Accounts

     The allowance for doubtful accounts at December 31, 2004 and 2003 was $2,504 and $1,942, respectively. The activity in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 is as follows:

	December 31,
	2004	2003	2002
Balance at beginning of year	$1,942	$2,163	$1,703
Charged to costs and expenses	860	532	1,230
Foreign currency translation adjustments	57	258	136
Write-offs and payments	(355)	(1,011)	(906)

Balance at end of year	$2,504	$1,942	$2,163

4. Inventories

     The major categories of inventories at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Finished goods	$51,439	$37,156
Work in process	4,166	2,978
Raw materials	9,515	8,941

	$65,120	$49,075

     These amounts do not include reserves for slow-moving and obsolete inventories of $5,520 and $3,562 at December 31, 2004 and 2003, respectively. The activity in the reserve for slow-moving and obsolete inventories for the years ended December 31, 2004, 2003 and 2002 is as follows:

	December 31,
	2004	2003	2002
Balance at beginning of year	$3,562	$4,316	$3,461
Charged to costs and expenses	2,903	1,633	2,021
Foreign currency translation adjustments	137	660	331
Write-offs	(1,082)	(3,047)	(1,497)

Balance at end of year	$5,520	$3,562	$4,316

5. Goodwill and Intangible Assets

     Goodwill, which is non-deductible for tax purposes, was recorded in connection with the Merger Transaction. In accordance with SFAS 141, Business Combinations, and Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in a Purchase Business Combination, during 2004 and 2003 the Company recorded adjustments to the purchase price allocation based upon the valuation of fixed and intangible assets, the termination of the defined benefit pension plan and certain other items. All of these purchase price allocation adjustments have been pushed down to the Company and are reflected in the Company’s December 31, 2004 consolidated balance sheet. Changes in the carrying amount of goodwill during the years ended December 31, 2004 and 2003 were as follows:

	Years Ended December 31,
	2004	2003
Balance at beginning of year	$105,194	$114,286
Business acquisitions	—	2,427
Adjustments associated with finalization of purchase price allocation:
Valuation of other intangibles, net of tax	—	(21,012)
Pension termination, net of tax	(383)	3,338
Fair market value adjustments to fixed assets, net of tax	—	3,916
Other	(3,508)	2,239

Balance at end of year	$101,303	$105,194

     The following table displays the gross carrying amount and accumulated amortization amount for finite-lived intangible assets and indefinite-lived intangible assets:

		December 31, 2004		December 31, 2003
	Weighted Average	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets:
Patents	15 years	$3,647	$(1,010)	$2,732	$(434)
Customer relationships	20 years	787	(82)	787	(39)

		$4,434	$(1,092)	$3,519	$(473)

Indefinite-lived intangible assets:
Trademarks		$33,563		$33,526
Goodwill		101,303		105,194

		$134,866		$138,720

     Amortization expense for intangible assets subject to amortization was $641 in 2004, $473 in 2003, and $670 in 2002. Based upon the gross carrying amount of finite-lived intangible assets as of December 31, 2004, amortization expense is expected to be approximately $530 annually for fiscal years 2005 through 2009.

6. Property, Plant and Equipment

     Property, plant and equipment at December 31, 2004 and 2003, and their related depreciable lives, are as follows:

		December 31,
	Depreciable Life	2004	2003
Land and land improvements	—	$2,447	$2,459
Buildings	20 – 25 years	13,145	12,856
Machinery and equipment	5 – 10 years	51,454	49,279
Furniture and fixtures	3 – 5 years	8,072	7,937

Property, plant and equipment, at cost		75,118	72,531
Accumulated depreciation		(22,596)	(11,901)

Property, plant and equipment, net		$52,522	$60,630

7. Debt and Financing Arrangements

     Long-term debt at December 31, 2004 and 2003 consists of the following:

	December 31,
	2004	2003
Revolving credit facility with commercial banks, average interest rate of 3.69% at December 31, 2003	$—	$38,000
Term loans with commercial banks, average interest rate of 4.42% at December 31, 2003	—	39,000
8.875% subordinated notes, due 2012 — ERICO International Corporation	151,500	—
11.0% subordinated notes — ERICO International Corporation	—	30,000
11.0% subordinated notes — ERICO Holding Company	—	35,000
11.0% subordinated notes — original issue discount	—	(1,755)
Other notes, due 2009, average interest rate of 5.10% at December 31, 2004	675	675

	$152,175	$140,920

     On February 20, 2004 the Company refinanced substantially all of its long-term debt. The Company issued $140,900 of 8.875% senior subordinated notes due 2012 (the “Subordinated Notes”), of which $19,400 was exchanged for its 11.0% senior subordinated notes. The proceeds of $140,900 were used in part to reduce amounts outstanding under the Company’s previous revolving credit facility, to repay $39,000 of term loans outstanding, to repay $35,000 of the 11.0% senior subordinated notes of Holding and to pay a dividend of $25,000 to the holders of Global Class L shares. On August 13, 2004, the Company exchanged the remaining $10,600 of 11.0% senior subordinated notes for $10,600 of its Subordinated Notes. The Company recorded non-cash charges of $1,736 in 2004 to write-off original issue discount costs and deferred financing costs related to the February 2004 refinancing and August 2004 debt exchange transactions.

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

     The Credit Facility and the Subordinated Notes contain certain customary covenants that impose limitations on the Company, including covenants limiting the ability of the Company and its subsidiaries to sell, pledge or incur liens on assets and to incur additional debt. The Credit Facility also includes requirements to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including minimum net worth, minimum fixed charge coverage ratio, maximum leverage ratio and minimum net income before interest expense, net, income taxes, depreciation, amortization and certain other non-cash, non-recurring items (“EBITDA”). The Company was in compliance with all covenants of the Credit Facility and the Subordinated Notes, and the conditions of the Credit Facility, at December 31, 2004.

     At December 31, 2004, the Company did not have any borrowings outstanding under the revolving credit line of the Credit Facility, but did have letters of credit outstanding of $268 supported by the Credit Facility. The amount available for additional borrowing under the Credit Facility at December 31, 2004 was $74,732.

     The scheduled annual maturities of long-term debt at December 31, 2004 total $152,175 and are payable as follows: $675 in 2009 and $151,500 in 2012.

     Interest payments were $12,462 in 2004, $10,479 in 2003 and $3,629 in 2002.

8. Other Liabilities

     Other current liabilities and other long-term liabilities at December 31, 2004 and 2003 consist of the following:

	Other Current Liabilities		Other Long-term Liabilities
	2004	2003	2004	2003
Value-added and other taxes	$4,422	$4,493	$5,507	$5,048
Post-retirement benefits	—	—	6,717	6,458
Pension obligation	—	6,335	—	—
Interest payable	4,532	2,841	—	—
Rebates payable	4,527	3,342	—	—
Other	8,393	8,945	4,561	5,193

	$21,874	$25,956	$16,785	$16,699

9. Income Taxes

     Income (loss) before income taxes consists of the following:

	Years Ended December 31,
	2004	2003	2002
Domestic	$11,735	$11,643	$22,297
Foreign	10,317	8,812	(3,562)

	$22,052	$20,455	$18,735

     Significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2004	2003	2002
Current:
Domestic	$3,274	$4,029	$5,852
Foreign	1,038	998	894

	4,312	5,027	6,746

Deferred:
Domestic	1,890	624	349
Foreign	2,482	1,606	886

	4,372	2,230	1,235

Provision for income taxes	$8,684	$7,257	$7,981

     Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Accrued liabilities and reserves	$2,820	$1,838
Retirement plan obligations	3,277	6,108
Accrued liabilities	502	803
Tax effect of operating loss carryforwards, net of valuation allowance of $10,490 in 2004 and $11,200 in 2003	985	1,900
Other, net	71	347

	7,655	10,996

Deferred tax liabilities:
Fixed assets	7,525	10,113
Intangible assets	14,802	14,573
Unrealized foreign exchange gains	5,847	3,519
Other, net	720	734

	28,894	28,939

Net deferred tax liabilities	$(21,239)	$(17,943)

     The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense follows:

	Years Ended December 31,
	2004	2003	2002
Income taxes at U.S. statutory rate	35.0%	35.0%	35.0%
Tax effects from:
State income taxes, net of federal benefit	3.7	4.0	3.3
Tax rate differential on foreign operations	1.2	(2.3)	5.1
Nondeductible expenses	0.4	0.4	0.1
Other, net	(0.9)	(1.6)	(0.9)

	39.4%	35.5%	42.6%

     The Company made income tax payments of $719 in 2004, $5,019 in 2003 and $4,744 in 2002.

     At December 31, 2004, certain foreign subsidiaries have tax loss carryforwards aggregating $43,420 that are available to offset future taxable income. Carryforwards of $6,985 expire at various dates from 2007 through 2018, and the balance of the carryforwards have no expiration date. These losses are available for offset against future taxable income of such subsidiaries and are substantially reserved at December 31, 2004. A valuation allowance of $10,490 has been recorded for the deferred tax effect of these tax loss carryforwards. $9,582 of the valuation allowance relates to deferred tax assets created prior to the 2002 merger transaction. Future decreases to this portion of the valuation allowance will therefore be recorded as adjustments to goodwill rather than as reductions of income tax expense. Deferred income taxes are not provided on undistributed earnings of international subsidiaries of $8,555, which are intended to be permanently invested in the operations.

     Congress passed the American Jobs Creation Act (the “Act”) in October 2004. The new law contains numerous changes to existing tax laws. Among other things, the Act will provide a deduction with respect to income of certain U.S. manufacturing activities and allow for favorable tax treatment on repatriation of certain offshore earnings. The Company has not yet determined what impact, if any, the Act may have on its consolidated results of operations, financial position or cash flows.

10. Acquisitions

     In April 2003, the Company acquired the net assets of Hunt Manufacturing Ltd. (“Hunt”), a British Columbia corporation, for approximately $3,329 in cash. Hunt is a manufacturer and distributor of various mechanical hangers and related products.

     In June 2002, the Company acquired the net assets of Johann Sauer Eisenwarenfabrik GmbH & Co. KG and affiliated parties for approximately $2,000 in cash. Sauer is a manufacturer and distributor of various mechanical hangers and related products.

     In March 2002, the Company acquired the net assets of Persing and Co. for approximately $2,500 in cash. Persing and Co. is engaged in the production and sale of mechanical hangers for fire protection.

     These acquisitions were accounted for as purchases and, accordingly, their results of operations are included in the consolidated statements of income from their respective dates of acquisition.

11. Restructuring Charges

     During 2002, in order to reduce costs and improve asset utilization, the Company implemented certain cost reduction measures and streamlined and reorganized various international manufacturing operations. As a result of these actions, the Company recorded total severance expense, asset write-offs and related exit costs of $3,716 during 2002, which are included in administrative costs in the consolidated statement of income.

     The components of the restructuring charges and the activity in the related reserves, which were fully utilized in 2003, are as follows:

		Severance	Other	Asset
	Number of	Related	Exit	Write
	Employees	Costs	Costs	Downs	Total
Balance at December 31, 2001	52	$634	$400	$—	$1,034
2002 Charge	135	3,103	179	434	3,716
Utilized in 2002	(92)	(794)	(387)	(434)	(1,615)

Balance at December 31, 2002	95	2,943	192	—	3,135
Utilized in 2003	(95)	(2,943)	(192)	—	(3,135)

Balance at December 31, 2003	—	$—	$—	$—	$—

12. Retirement and Post-retirement Benefit Plans

     The Company sponsored a defined benefit pension plan covering U.S. employees hired prior to January 1, 1997 (the “Pension Plan”). The Pension Plan provided pension benefits that were based on the employee’s compensation during the highest five of the last ten years of service rendered prior to December 31, 1996. Effective January 1, 1997, the Company froze all benefits under the Pension Plan. The Company made annual contributions to the Pension Plan, which equaled at least the minimum contribution amounts required by law. Contribution amounts were determined by independent actuaries using the unit credit method appropriate for a plan with frozen accruals. The Pension Plan’s assets were invested in a group annuity policy. In connection with the Merger Transaction, the Company terminated the Pension Plan. At December 31, 2003, the Company had recorded a pension termination liability of $6,335. This pension termination liability was determined by estimating the settlement liability at the date of distribution of plan assets, assuming estimated lump-sum payouts and the purchase of guaranteed annuity obligations using a 30-year Treasury constant monthly maturity rate of 4.37%.

     In November 2004, the Company completed the Pension Plan termination by liquidating the Pension Plan assets and paying $5,680 as the final settlement amount to fund the participant lump-sum payouts, the purchase of the guaranteed annuity obligations and to cover expenses of the settlement. The $655 difference between the estimated settlement liability and the actual amount paid was recorded as an adjustment, net of taxes, to goodwill in the fourth quarter of 2004.

     The Company also provides health care post-retirement benefits to certain employees in the United States hired prior to January 1993. Generally, qualified employees who have rendered ten years of service become eligible for these benefits after attaining age 55. These benefits are subject to deductibles and co-payment provisions. For employees retiring after January 1993, the Company shares the cost of the retiree medical benefits with the retirees based on years of service. The Company has the right to amend or change the plan periodically. The Company continues to fund benefits on a pay-as-you-go basis, with retirees paying a portion of the cost.

     A summary of the components of net periodic expense for the Pension Plan, prior to its termination in December 2002, and the post-retirement benefit plan follows:

	Pension Plan	Post-retirement Plan
	2002	2004	2003	2002
Service cost	$64	$94	$117	$95
Interest cost	829	388	395	329
Expected return on plan assets	(879)	—	—	—
Net amortization and deferral	59	—	—	—

Net periodic benefit expense	$73	$482	$512	$424

     The following table presents the funded status of the Pension Plan and post-retirement benefit plan, using a measurement date of October 31, and amounts recognized in the Company’s balance sheets at December 31, 2004 and 2003:

	Pension Plan		Post-retirement Plan
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$17,791	$12,964	$6,380	$6,201
Service cost	—	—	94	117
Interest cost	—	—	388	395
Participants’ contributions	—	—	64	71
Actuarial loss (gain)	—	—	(78)	(78)
Benefits paid	(17,218)	(931)	(286)	(326)
Termination adjustment	(573)	5,758	—	—

Benefit obligation at end of year	—	17,791	6,562	6,380
Change in plan assets:
Fair value of plan assets at beginning of year	11,456	12,286	—	—
Employer contribution	5,680	—	222	255
Participants’ contributions	—	—	64	71
Actual return on plan assets	82	101	—	—
Benefits paid	(17,218)	(931)	(286)	(326)

Fair value of plan assets at end of year	—	11,456	—	—

Funded status (unfunded)	—	(6,335)	(6,562)	(6,380)
Unrecognized net actuarial loss	—	—	(155)	(78)

Accrued benefit cost	$—	$(6,335)	$(6,717)	$(6,458)

     The actuarial assumptions used in determining the funded status information and subsequent net periodic expenses are as follows:

	Pension Plan	Post-retirement Plan
	2002	2004	2003	2002
Discount rate	6.5%	6.35%	6.35%	6.5%
Expected long-term rate of return on plan assets	2.0%	—	—	—

     The weighted-average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) is 11.2% for 2005, and is assumed to decrease linearly to 4% over nine years and remain at that level thereafter. A one percent increase or decrease in the health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost	$90	$(70)
Effect on post-retirement benefit obligation	1,016	(805)

     The Company expects health care post-retirement contributions and benefit payments to be $250 and $325, respectively, in 2005. In February 2005, the Company amended its healthcare post-retirement plan to increase the amount of retiree contributions and to increase the years of service eligibility requirement to 25 years effective December 31, 2005. The Company and its actuary are in the process of determining the impact of this amendment on the post-retirement benefit obligation, net periodic benefit expense, contributions and benefit payments.

     On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”). The Medicare Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide actuarial equivalent medical plans. On May 19, 2004, the FASB issued Financial Staff Position Number 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP”). The FSP became effective July 1, 2004. The Company’s accumulated post-retirement benefit obligation at December 31, 2004 and post-retirement benefit costs for the year ended December 31, 2004 do not reflect any amount associated with the Medicare Act because the Company is unable to conclude at this time whether the benefits provided by the Company’s health care post-retirement plan are actuarially equivalent to Medicare Part D under the Medicare Act.

The Company will continue to evaluate the effects of the Medicare Act on the accumulated post-retirement benefit obligation and post-retirement benefit costs to determine the amount of any subsidy, if any, that may be available.

     The Company also sponsors a defined contribution retirement savings plan covering U.S. employees. Company contributions are based on employee contributions and the level of Company match and discretionary contributions. Expenses under the plan were $1,210 in 2004, $1,205 in 2003 and $1,225 in 2002.

13. Commitments and Contingencies

     Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2004:

2005	$3,770
2006	2,354
2007	897
2008	129
2009	15
Thereafter	—

Total minimum lease payments	$7,165

     The total rental expense for all operating leases was $4,447 in 2004, $4,537 in 2003 and $4,374 in 2002.

     On December 16, 2004, the Company declared a $15,000 dividend payable to Holding that is reflected on the Company’s consolidated balance sheet at December 31, 2004. The Company paid this dividend on January 10, 2005 to Holding, who in turn paid a $15,000 dividend to Global. Global then paid a $15,000 dividend to the holders of its Class L common stock outstanding.

     The Company’s facilities and operations are required to comply with and are subject to a wide variety of environmental laws and regulations. Some of these environmental laws impose strict, and in certain circumstances joint and several, liability on current and former owners or operators of sites where hazardous substances have been released. Compliance with environmental laws also may require the acquisition of permits or other authorizations for some activities and compliance with various standards or procedural requirements. Compliance with environmental requirements has not had, and management does not expect it to have, any material adverse effects on the Company. However, there can be no assurance that changes in environmental laws and regulations or changes in the enforcement of these laws and regulations, or any failure to comply in the future with newly discovered conditions, will not result in material costs.

     The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company’s management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

14. Geographic Information

     The Company operates in one reportable segment. The Company’s sales are principally to customers in the United States and Europe, and a majority of its assets are located in these same geographic areas. Following is a summary of sales based on geographic areas from which the third-party sales originated and long-lived assets by geographic location:

	2004	2003	2002
Net sales:
United States	$212,043	$187,045	$194,108
Europe	98,369	87,483	71,881
Other	42,206	35,343	29,893

	$352,618	$309,871	$295,882

Long-lived assets:
United States	$39,211	$45,528	$55,826
Europe	12,352	13,767	10,385
Other	959	1,335	1,569

	$52,522	$60,630	$67,780

15. Quarterly Data (Unaudited)

     Selected quarterly data for the years ended December 31, 2004 and 2003 follows:

	Year Ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Sales	$83,450	$92,112	$92,398	$84,658	$352,618
Gross profit	29,839	33,583	32,930	28,396	124,748
Net income	2,022	5,822	3,586	1,938	13,368

	Year Ended December 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Sales	$69,393	$80,381	$82,339	$77,758	$309,871
Gross profit	25,033	28,990	31,120	25,404	110,547
Net income	3,004	4,153	4,707	1,334	13,198

16. Guarantor and Non-Guarantor Subsidiaries

     The following condensed consolidating financial statements set forth the Company’s balance sheets as of December 31, 2004 and 2003 and the statements of income and statements of cash flows for each of the three years in the period ended December 31, 2004. In the following schedules “Parent” refers to the Company, Holding and Global, collectively, “Guarantor Subsidiary” refers to ERICO Products, Inc., the Company’s sole domestic subsidiary, and “Non-Guarantor Subsidiaries” refers to foreign subsidiaries. “Eliminations” represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in the Company’s subsidiaries.

Condensed Consolidating Balance Sheets
December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$398	$21	$1,902	$—	$2,321
Trade accounts receivable, net	—	24,646	25,839	—	50,485
Inventories, net	—	32,709	26,891	—	59,600
Prepaid expenses and other current assets	2,801	2,498	3,610	—	8,909

Total current assets	3,199	59,874	58,242	—	121,315
Property, plant and equipment, net	224	38,986	13,312	—	52,522
Goodwill	101,303	—	—	—	101,303
Trademarks and other intangible assets	36,905	—	—	—	36,905
Deferred income taxes	1,002	2,867	966	—	4,835
Investment in and advances to subsidiaries	104,110	—	—	(104,110)	—
Deferred financing fees and other assets	5,678	116	47	—	5,841

Total assets	$252,421	$101,843	$72,567	$(104,110)	$322,721

Trade accounts payable	$—	$15,972	$10,450	$—	$26,422
Accrued compensation	1,555	6,547	5,344	—	13,446
Dividend payable	15,000	—	—	—	15,000
Other current liabilities	5,664	6,184	10,026	—	21,874

Total current liabilities	22,219	28,703	25,820	—	76,742
Long-term debt	151,500	675	—	—	152,175
Deferred income taxes	22,030	5,761	1,103	—	28,894
Intercompany balance	—	31,906	58,707	(90,613)	—
Other long-term liabilities	8,547	6,860	1,378	—	16,785
Total stockholder’s net investment	48,125	27,938	(14,441)	(13,497)	48,125

Total liabilities and stockholder’s net investment	$252,421	$101,843	$72,567	$(104,110)	$322,721

Condensed Consolidating Balance Sheets
December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$400	$3	$2,018	$—	$2,421
Trade accounts receivable, net	—	25,316	28,936	—	54,252
Inventories, net	—	23,532	21,981	—	45,513
Prepaid expenses and other current assets	1,926	3,316	2,503	—	7,745

Total current assets	2,326	52,167	55,438	—	109,931
Property, plant and equipment, net	297	45,231	15,102	—	60,630
Goodwill	105,194	—	—	—	105,194
Trademarks and other intangible assets	36,572	—	—	—	36,572
Deferred income taxes	1,630	5,629	1,899	—	9,158
Investment in and advances to subsidiaries	60,477	—	—	(60,477)	—
Deferred financing fees and other assets	2,083	156	43	—	2,282

Total assets	$208,579	$103,183	$72,482	$(60,477)	$323,767

Trade accounts payable	$—	$15,884	$13,723	$—	$29,607
Accrued compensation	443	4,947	3,826	—	9,216
Other current liabilities	3,223	11,091	11,642	—	25,956

Total current liabilities	3,666	31,922	29,191	—	64,779
Long-term debt	108,225	32,695	—	—	140,920
Deferred income taxes	15,232	9,349	4,358	—	28,939
Intercompany balance	—	13,986	58,780	(72,766)	—
Other long-term liabilities	9,026	6,476	1,197	—	16,699
Total stockholder’s net investment	72,430	8,755	(21,044)	12,289	72,430

Total liabilities and stockholder’s net investment	$208,579	$103,183	$72,482	$(60,477)	$323,767

Condensed Consolidating Statements of Income
Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$223,058	$146,273	$(16,713)	$352,618
Cost of products sold	—	146,760	97,823	(16,713)	227,870

Gross profit	—	76,298	48,450	—	124,748
Operating expenses	7,096	41,125	39,549	—	87,770

Operating (loss) income	(7,096)	35,173	8,901	—	36,978
Other (income) expense:
Interest expense, net	11,577	2,716	790	—	15,083
Foreign exchange (gain) loss, net	(711)	504	(1,686)	—	(1,893)
Other expense (income)	1,917	12	(193)	—	1,736

Income (loss) before income taxes and equity income	(19,879)	31,941	9,990	—	22,052
Provision (benefit) for income taxes	(7,461)	12,758	3,387	—	8,684

Income (loss) before equity income	(12,418)	19,183	6,603	—	13,368
Equity income from subsidiaries	25,786	—	—	(25,786)	—

Net income	$13,368	$19,183	$6,603	$(25,786)	$13,368

Condensed Consolidating Statements of Income
Year Ended December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$194,446	$127,514	$(12,089)	$309,871
Cost of products sold	—	126,152	85,261	(12,089)	199,324

Gross profit	—	68,294	42,253	—	110,547
Operating expenses	5,375	37,461	38,460	—	81,296

Operating (loss) income	(5,375)	30,833	3,793	—	29,251
Other (income) expense:
Interest expense, net	9,127	2,716	896	—	12,739
Foreign exchange loss (gain), net	3	1,540	(5,486)	—	(3,943)

Income (loss) before income taxes and equity income	(14,505)	26,577	8,383	—	20,455
Provision (benefit) for income taxes	(5,392)	11,826	823	—	7,257

Income (loss) before equity income	(9,113)	14,751	7,560	—	13,198
Equity income from subsidiaries	22,311	—	—	(22,311)	—

Net income	$13,198	$14,751	$7,560	$(22,311)	$13,198

Condensed Consolidating Statements of Income
Year Ended December 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$199,718	$105,843	$(9,679)	$295,882
Cost of products sold	—	126,997	66,332	(9,679)	183,650

Gross profit	—	72,721	39,511	—	112,232
Operating expenses	10,486	38,180	42,896	—	91,562

Operating (loss) income	(10,486)	34,541	(3,385)	—	20,670
Other (income) expense:
Interest expense, net	1,148	719	2,313	—	4,180
Foreign exchange loss (gain), net	3	(166)	(2,082)	—	(2,245)

Income (loss) before income taxes and equity income	(11,637)	33,988	(3,616)	—	18,735
Provision (benefit) for income taxes	(6,626)	13,490	1,117	—	7,981

Income (loss) before equity income	(5,011)	20,498	(4,733)	—	10,754
Equity income from subsidiaries	15,765	—	—	(15,765)	—

Net income	$10,754	$20,498	$(4,733)	$(15,765)	$10,754

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$23,281	$17,668	$7,502	$(25,786)	$22,665
Cash flows from investing activities
Capital expenditures	(24)	(2,296)	(1,251)	—	(3,571)
Other investing activities	(1,052)	579	380	—	(93)

Net cash used in investing activities	(1,076)	(1,717)	(871)	—	(3,664)
Cash flows from financing activities
Net transfers from parent company	663	—	—	—	663
Dividends paid	(25,000)	—	—	—	(25,000)
Change in intercompany payables/receivables	(2,837)	(15,933)	(7,016)	25,786	—
Net borrowing (payments) on revolving line of credit	(38,000)	—	—	—	(38,000)
Proceeds from the issuance of subordinated debt	121,500	—	—	—	121,500
Principal payments on long-term debt	(72,950)	—	—	—	(72,950)
Financing fees paid	(5,583)	—	—	—	(5,583)

Net cash used in financing activities	(22,207)	(15,933)	(7,016)	25,786	(19,370)
Effect of exchange rates on cash	—	—	269	—	269

(Decrease) increase in cash and cash equivalents	(2)	18	(116)	—	(100)
Cash and cash equivalents at beginning of year	400	3	2,018	—	2,421

Cash and cash equivalents at end of year	$398	$21	$1,902	$—	$2,321

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$15,802	$26,442	$(1,893)	$(22,310)	$18,041
Cash flows from investing activities
Acquisition payments, net of cash acquired	—	(3,329)	—	—	(3,329)
Capital expenditures	(15)	(3,942)	(1,295)	—	(5,252)
Other investing activities	(447)	—	—	—	(447)

Net cash used in investing activities	(462)	(7,271)	(1,295)	—	(9,028)
Cash flows from financing activities
Net transfers from parent company	378	—	—	—	378
Change in intercompany payables/receivables	(15,436)	(24,378)	17,504	22,310	—
Net borrowing (payments) on revolving line of credit	5,980	5,207	(15,393)	—	(4,206)
Principal payments on long-term debt	(6,000)	—	—	—	(6,000)

Net cash (used in) provided by financing activities	(15,078)	(19,171)	2,111	22,310	(9,828)
Effect of exchange rates on cash	—	—	(138)	—	(138)

Increase (decrease) in cash and cash equivalents	262	—	(1,215)	—	(953)
Cash and cash equivalents at beginning of year	138	3	3,233	—	3,374

Cash and cash equivalents at end of year	$400	$3	$2,018	$—	$2,421

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2002

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$10,440	$31,309	$3,051	$(15,765)	$29,035
Cash flows from investing activities
Acquisition payments, net of cash acquired	—	(2,432)	(2,068)	—	(4,500)
Capital expenditures	(11)	(4,774)	(1,175)	—	(5,960)
Other investing activities	(330)	—	—	—	(330)

Net cash used in investing activities	(341)	(7,206)	(3,243)	—	(10,790)
Cash flows from financing activities
Net transfers to parent company	(532)	—	—	—	(532)
Change in intercompany payables/receivables	(4,998)	(34,568)	23,801	15,765	—
Leveraged buyout transaction	(94,913)	—	—	—	(94,913)
Net borrowings (payments) on revolving line of credit	—	12,502	(22,394)	—	(9,892)
Proceeds from term loans	45,000	—	—	—	45,000
Proceeds from the issuance of subordinated debt	48,500	—	—	—	48,500
Principal payments on long-term debt	—	(2,037)	—	—	(2,037)
Financing fees paid	(2,720)	—	—	—	(2,720)

Net cash (used in) provided by financing activities	(9,663)	(24,103)	1,407	15,765	(16,594)
Effect of exchange rates on cash	—	—	131	—	131

Increase in cash and cash equivalents	436	—	1,346	—	1,782
Cash and cash equivalents at beginning of year	(298)	3	1,887	—	1,592

Cash and cash equivalents at end of year	$138	$3	$3,233	$—	$3,374

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     Set forth below are the names, ages and positions of the persons who served as our directors and executive officers as of December 31, 2004.

Name	Age	Title
William H. Roj	55	Chairman, President and Chief Executive Officer
Peter B. Korte*	40	Director, General Counsel and Secretary
Daniel S. Mominee	40	Executive Vice President, Products
Stephan R. Rohacz	46	Executive Vice President, Products
Jeffrey R. Steinhilber	47	Director, Executive Vice President and Chief Financial Officer

*	Mr. Korte assumed a new position with the Company as of January 1, 2005 as Vice President of Product Management and Marketing and
Assistant Secretary. Mr. Korte remains a Director of the Company.

     William H. Roj has served as our President and Chief Executive Officer since December 1995, a Director since 1984 and also as our Chairman since December 2002. Prior to serving as our President, Mr. Roj was a corporate partner of the law firm of Jones Day from 1982 to 1995, as well as a corporate associate from 1975 to 1981. Mr. Roj has also served as a Director and the Chairman of ERICO Global Company, our ultimate parent, since December 2002. In addition, he currently serves as a Director of the Austin Powder Company and Davis Mining and Manufacturing, Inc. Mr. Roj earned his B.A. in Economics from Western Maryland College, his M.A. in Developmental Economics from Duke University and his J.D. from the University of Virginia.

     Peter B. Korte has served as our Vice President of Product Management and Marketing and Assistant Secretary since January 1, 2005, and as a Director since December 2002. Previously, he served as our General Counsel from January 2000 to December 31, 2004 and as Secretary from December 2002 to December 31, 2004. Prior to joining us, Mr. Korte served as a senior associate in the corporate practice group of Benesch, Friedlander, Coplan & Arnoff LLP from 1995 to 2000. He also served as a tax attorney in the corporate tax planning group of Price Waterhouse, an accounting firm, from 1993 to 1995. Mr. Korte earned his B.S. in Finance from Ohio State University and his J.D. from Case Western Reserve University.

     Daniel S. Mominee currently serves as our Executive Vice President, Products. From 2001 to 2003, he served as our Vice President of Corporate Operations. From 2000 to 2001, he served as our Product Development & Manufacturing Manager for North and South America. Mr. Mominee also served as our Engineering Manager, North and South America, from January 1997 to 2000. Prior to that time, he served as Assistant Plant Manager, Vehicle Safety Systems, for TRW Inc., a manufacturer of products for the automotive, space, electronics and computer markets, from 1994 to 1997 and as Manager of Manufacturing, Vehicle Safety Systems, from 1992 to 1994. Mr. Mominee also served as Operations Manager for TRW’s Propellant Operations from 1990 to 1992. Mr. Mominee earned his B.S. in Mechanical Engineering from the University of Toledo and is currently completing his M.B.A. at Western International University.

     Stephan R. Rohacz currently serves as our Executive Vice President, Products. He joined us in June 1999 as our General Manager, North and South America. Mr. Rohacz served as President of the Telecommunications Business Unit of the Thomas & Betts Corporation, a manufacturer of electrical components and connectors, from January 1997 to June 1999. Prior to that time, he served as Director, Sales and Marketing for the Americas, Marketing Manager and High Voltage Business Unit Manager of the Electrical Productions Division of Raychem Corporation, a manufacturer of electrical components and connectors. Mr. Rohacz also served as District Sales Manager of Raychem’s Energy Division from 1988 to 1990 and as Regional Sales Manager of Raychem’s Chemelex and Energy Division from 1987 to 1988. Mr. Rohacz earned his B.S. in Engineering from Michigan State University, his M.S. in Engineering from the University of Michigan and his M.B.A. from Harvard Business School.

     Jeffrey R. Steinhilber has served as our Executive Vice President and Chief Financial Officer since August 2002 and as a Director since December 2002. Mr. Steinhilber served as Chief Financial Officer of Athersys, Inc., a biopharmaceutical company, from 2000 to 2002. Prior to that time, Mr. Steinhilber served as Executive Vice President and Chief Operating Officer for NCS Healthcare, a provider of pharmacy and related services, from 1998 to 1999 and as Senior Vice President and Chief Financial Officer for NCS Healthcare from 1994 to 1998. Mr. Steinhilber also worked at the Austin Powder Company, serving as Vice President and Chief Financial Officer from 1986 to 1994, Director of Finance from 1984 to 1986 and Financial Analyst from 1981 to 1984. Mr. Steinhilber earned his B.A. in Economics from Duke University and his M.B.A. from Northwestern University.

Code of Ethics

     The Company has adopted a code of ethics that is applicable to all employees, including the Company’s principal executive officer, principal financial officer and controller. Any person may request a free copy of the code of ethics by writing to:

ERICO International Corporation Attention: Investor Relations 30575 Bainbridge Road, Suite 300 Solon, Ohio 44139

Audit Committee and Audit Committee Financial Expert

     The Company’s equity securities are not publicly traded. Our board of directors consists of members of our management, and interacts closely with our ultimate parent. We do not have a separate audit committee. Instead, our board of directors performs the functions that an audit committee would customarily perform. None of the current members of our board of directors has been formally designated as an “audit committee financial expert” as that term is defined under the rules and regulations of the SEC. Our board of directors believes, however, that each of its members is fully qualified to address any issue that is likely to come before it that would customarily be addressed by an audit committee, including the evaluation of our financial statements and supervision of our financial auditors.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation and Other Arrangements

     All of the members of the Company’s board of directors receive compensation in connection with their service as officers of the Company, and do not receive additional compensation for their service as directors. The Company reimburses its directors for any out-of-pocket expenses incurred in connection with their service as directors.

Executive Compensation

     The following table summarizes the compensation paid or accrued for the years ending December 31, 2004 and 2003 to our Chairman, President and Chief Executive Officer and the four other most highly paid executive officers.

Summary Compensation Table

	Annual Compensation
					All Other
Name and Principal Position	Year	Base Salary		Bonus (2)	Compensation
William H. Roj	2004	$670,687	(1)	$872,142	$9,125	(3)
Chairman, President and Chief Executive Officer	2003	620,103		526,588	8,426	(4)

Peter B. Korte	2004	185,400		87,493	9,656	(3)
General Counsel and Secretary	2003	180,000		51,636	8,759	(4)

Daniel S. Mominee	2004	197,436		183,389	4,058	(3)
Executive Vice President, Products	2003	186,264		112,629	3,870	(4)

Stephan R. Rohacz	2004	242,700		225,427	10,394	(3)
Executive Vice President, Products	2003	228,960		138,446	10,120	(4)

Jeffrey R. Steinhilber	2004	217,308		221,836	10,394	(3)
Executive Vice President and Chief Financial Officer	2003	205,000		123,958	6,450	(4)

(1)	This amount includes $24,769 paid in 2004 but attributable to services rendered in 2003.

(2)	This amount represents the bonus accrued for services performed in the year indicated and paid in the subsequent year.

(3)	“All Other Compensation” in 2004 includes the following amounts: for William H. Roj, a 401K matching contribution of $4,800, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,035 in the aggregate, and $1,290 of Company-paid premiums for life insurance; for Peter B. Korte, a 401K matching contribution of $5,562, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,794 in the aggregate, and $300 of Company-paid premiums for life insurance; for Daniel S. Mominee, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,794 in the aggregate, and $264 of Company-paid premiums for life insurance; for Stephan R. Rohacz, a 401K matching contribution of $6,150, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,794 in the aggregate, and $450 of Company-paid premiums for life insurance; for Jeffrey R. Steinhilber, a 401K matching contribution of $6,150, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,794 in the aggregate, and $450 of Company-paid premiums for life insurance.

(4)	“All Other Compensation” in 2003 includes the following amounts: for William H. Roj, a 401K matching contribution of $4,800, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $2,936 in the aggregate, and $690 of Company-paid premiums for life insurance; for Peter B. Korte, a 401K matching contribution of $5,143, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,346 in the aggregate, and $270 of Company-paid premiums for life insurance; for Daniel S. Mominee, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,670 in the aggregate, and $200 of Company-paid premiums for life insurance; for Stephan R. Rohacz, a 401K matching contribution of $6,000, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,670 in the aggregate, and $450 of Company-paid premiums for life insurance; for Jeffrey R. Steinhilber, a 401K matching contribution of $6,000, and $450 of Company-paid premiums for life insurance.

Employment Agreements

     On December 2, 2002, Global entered into a new employment agreement with William H. Roj, pursuant to which Mr. Roj serves as the Chairman, Chief Executive Officer and President of Global and its principal subsidiaries, including the Company. The employment agreement provides Mr. Roj with an annual base salary of $620,000, subject to increase each year. In addition, Mr. Roj’s employment agreement provides for a contingent bonus of a maximum amount of 140% of salary pursuant to the terms of the bonus plan for senior managers. The annual salary shall increase each year by the percentage determined in the Watson Wyatt Global 50 for expected salary and bonus increases in the U.S. for that year.

     Mr. Roj’s employment agreement could not be terminated by us prior to January 1, 2005. Should the employment agreement be terminated on or after January 1, 2005, Mr. Roj shall receive a severance payment in an amount equal to two times the sum of his salary and bonus earned in the 12 months preceding his termination. The employment agreement shall terminate upon Mr. Roj’s death or disability, however in such case we will continue to pay to Mr. Roj or his heirs or beneficiaries his salary and bonus earned in the 12 months preceding his death or disability for three years following his death or disability.

     For the term of the employment agreement and for two years after his termination of employment, Mr. Roj may not participate in any business that competes with us. Mr. Roj may not solicit any of our employees for two years after the termination of his employment agreement.

     The Company entered into amended and restated employment agreements on March 24, 2004 with Peter B. Korte, Daniel S. Mominee, Stephan R. Rohacz and Jeffrey R. Steinhilber, each for an indefinite period. We may terminate these agreements at any time without prior notice. Mr. Steinhilber serves as our Executive Vice President and Chief Financial Officer. His employment agreement provides for an annual salary of $217,308, subject to increase each year, plus an annual discretionary bonus of up to 100% of his salary based upon our bonus plan for senior managers. Mr. Rohacz serves as our Executive Vice President, Products. His employment agreement provides for an annual salary of $242,700, subject to increase each year, plus an annual discretionary bonus of up to 100% of his salary based upon our bonus plan for senior managers. Mr. Mominee serves as our Executive Vice President, Products. His employment agreement provides for an annual salary of $197,436, subject to increase each year, plus an annual discretionary bonus of up to 100% based on our bonus plan for senior managers. Mr. Korte serves as our Vice President of Product Management and Marketing and Assistant Secretary and in 2004 served as our General Counsel and Secretary. His employment agreement provides for an annual salary of $185,400, subject to increase each year, plus an annual discretionary bonus of up to 45% of his salary based on our bonus plan for senior managers.

     All employment agreements prohibit the executive officers from engaging in any business while employed by us that is competitive to our business. Mr. Korte, Mr. Mominee and Mr. Rohacz are prohibited from engaging in any business that is competitive with ours for a period of one year from the effective date of their respective termination of employment. Mr. Steinhilber is prohibited from engaging in any business that is competitive with ours for a period of two years from the effective date of the termination of his employment. Each executive officer is required to keep confidential all proprietary information gained by reason of his employment, during his employment and upon termination of his employment for as long as permitted by law. Each executive officer has agreed to assign to us all intellectual and industrial property rights arising from any discoveries, inventions or secret industrial processes made by the executive officer during his employment and for a period of two years thereafter.

     Mr. Steinhilber’s employment agreement also contains a change-of-control provision. This provision is triggered if we are sold or merge with another company so that after the merger a majority of our shares are not owned by our existing management or if the majority of the shares are sold in any transaction or series of related transactions other than to our existing management. If this provision is triggered, Mr. Steinhilber may terminate his employment and receive severance equal to his prior year’s total W-2 wages. This change-of-control provision does not apply to any sale or merger where Mr. Steinhilber receives consideration equal to or greater than $1.0 million for his shares.

Compensation Committee Interlocks and Insider Participation

     The Company does not have a standing compensation committee. The compensation arrangements with our Chief Executive Officer were negotiated with our Chief Executive Officer by Citigroup Venture Capital Equity Partners, L.P., which is the holder of a majority of the stock of our ultimate parent. The compensation arrangements for the Company’s other executive officers were negotiated by our Chief Executive Officer and such other executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of March 9, 2005 we had one share of common stock outstanding, which was owned by Holding.

     Holding is a wholly owned subsidiary of Global. The following table sets forth information as of March 9, 2005 with respect to the beneficial ownership of the common stock of Global, as our ultimate parent, by each holder of 5% or more of the outstanding shares of Global, by each director and each executive officer of the Company, and all directors and executive officers of the Company as a group. The percentages reflect beneficial ownership of the common stock of Global as determined under Rule 13d-3 of the Securities Exchange Act of 1934. We believe that each of the stockholders listed has sole voting and investment power with respect to their beneficially owned shares of common stock in Global.

	Number and Percent of Global Shares
	Class A		Class L		Combined
	Common Stock		Common Stock		Class A and Class L
Beneficial Owners	Number	Percent	Number	Percent	Number	Percent
Citigroup Venture Capital Equity Partners, L.P (1)	—	—	4,901,807	66.5	4,901,807	61.3
399 Park Avenue
New York, NY 10043
William H. Roj (2)	326,325	52.4	1,878,184	25.5	2,204,509	27.6
c/o ERICO International Corporation
30575 Bainbridge Road, Suite 300
Solon, OH 44139
Peter B. Korte	17,750	2.9	5,037	*	22,787	*
Daniel S. Mominee	42,825	6.9	5,812	*	48,637	*
Stephan R. Rohacz	42,825	6.9	87,630	1.2	130,455	1.6
Jeffrey R. Steinhilber	42,825	6.9	7,453	*	50,278	*
All directors and executive officers as a group (5)	472,550	75.9	1,984,116	26.9	2,456,666	30.7

*	Represents less than 1% of the shares of Global.

(1)	Messrs. Michael A. Delaney and Charles E. Corpening are the nominees of Citigroup Venture Capital Equity Partners, L.P to the board of Global and have beneficial ownership of 33,464 shares and 1,673 shares, respectively, of the Class L common stock of Global. These holdings represent less than 1% of the holdings of Class L common stock and of Class A and Class L common stock combined.

(2)	Shares are beneficially owned by JDBR Holding Company, LLC. Pursuant to an irrevocable power of attorney, Mr. Roj exercises sole voting and dispositive power with respect to all shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain Transactions Related to our 11% Senior Subordinated Notes and our 8.875% Senior Subordinated Notes

     Pursuant to the purchase agreement, dated September 9, 2002, as amended November 29, 2002, between us and CVC Capital Funding, LLC, we issued $30.0 million aggregate principal amount of our 11.0% senior subordinated notes due 2012 (the “11% ERICO Notes”). CVC Capital Funding, LLC is an affiliate of CVC, the majority owner of our ultimate parent, Global. In connection with the private placement of the Subordinated Notes on February 20, 2004, an aggregate principal amount of $19.4 million of the 11% ERICO Notes were exchanged by CVC Capital Funding, LLC for an aggregate principal amount of $19.4 million of Subordinated Notes. The remaining $10.6 million aggregate principal amount of 11% ERICO Notes remained outstanding. We and CVC Capital Funding, LLC amended the terms of the purchase agreement and the indenture relating to the 11% ERICO Notes to permit CVC Capital Funding, LLC to exchange these remaining 11% ERICO Notes for Subordinated Notes, and if CVC Capital Funding, LLC did not so exchange its 11% ERICO Notes by August 15, 2004, then we would have the right to redeem all 11% ERICO Notes at a purchase price in cash equal to 101% of the principal amount of these notes, plus accrued but unpaid interest, if any, to the date of repurchase. On August 12, 2004, CVC Capital Funding, LLC exchanged the remaining $10.6 million of 11% ERICO Notes for Subordinated Notes.

     On February 20, 2004, we entered into a registration rights agreement with the initial purchasers of $121.5 million of the Subordinated Notes issued in the private placement, which agreement required us to file a registration statement relating to the registration of notes with terms substantially identical to such $121.5 million of Subordinated Notes, and to conduct an exchange offer in which we would offer to exchange such registered notes for such unregistered notes. In accordance with this agreement we commenced such an exchange offer on July 16, 2004 and closed the exchange offer on August 25, 2004. All $121.5 million of the subject Subordinated Notes were tendered in the exchange offer and exchanged for registered notes with substantially identical terms.

     On February 20, 2004, we also entered into a registration rights agreement with CVC Capital Funding, LLC relating to the $19.4 million of Subordinated Notes issued to CVC Capital Funding, LLC on that date. This registration rights agreement requires us, at the request of CVC Capital Funding, to file up to two registration statements relating to the registration of notes with terms substantially identical to such $19.4 million of Subordinated Notes and to conduct an exchange offer in which we would offer to exchange such registered notes for such unregistered notes. We will be required to pay all fees and expenses relating to these registration statements, other than underwriting fees and some other specified expenses. In the event we fail to file the required registration statements or fail to have them declared effective within the required periods, we will be required to pay CVC Capital Funding special interest equal to 0.25% per annum on the principal amount of the notes subject to the registration rights agreement with respect to the first 90-day period immediately following the occurrence of that registration default. The amount of special interest will increase by an additional 0.25% per annum on the principal amount of the notes subject to the registration rights agreement with respect to each subsequent 90-day period until that registration default has been cured, up to a maximum amount of special interest for all registration defaults of 1.5% per annum.

Redemption of Holding’s 11% Senior Subordinated Notes

     Under the indenture, dated as of December 2, 2002, Holding issued $35.0 million aggregate principal amount of its 11.0% senior subordinated notes due 2012 (the “11% Holding Notes”). Subsequently, Holding loaned the $35.0 million to us. In connection with the issuance of the Subordinated Notes, we repaid our intercompany loan from Holding, and Holding redeemed in full all of the outstanding 11% Holding Notes. The holders of the 11% Holding Notes were Antonius M. Kies; William H. Roj; Citigroup Venture Capital Equity Partners, L.P.; CVC Executive Fund LLC; CVC/SSB Employee Fund, L.P.; Michael T. Bradley; Charles Corpening; Michael A. Delaney; Richard Mayberry; Alchemy, L.P.; David Thomas; and John Weber. Messrs. Kies, Roj, Delaney and Corpening owned $10.0 million, $5.0 million, $131,897 and $6,595 principal amount of the 11% Holding Notes, respectively. The remaining

$19,861,508 aggregate principal of 11% Holding Notes are held by the other individuals named above. Messrs. Bradley, Mayberry, Thomas and Weber and Alchemy, L.P. are affiliated with CVC.

Dividends to Holders of Class L Common Stock

     In February of 2004 the Company paid a $25.0 million dividend to Holding, as holder of the Company’s common stock, and Holding, in turn, paid a $25.0 million dividend to Global, as holder of Holding’s common stock. Global then paid a $25.0 million dividend to the holders of Global’s Class L common stock outstanding. In January of 2005 the Company paid a $15.0 million dividend to Holding, as holder of the Company’s common stock, and Holding, in turn, paid a $15.0 million dividend to Global, as holder of Holding’s common stock. Global then paid a $15.0 million dividend to the holders of Global’s Class L common stock outstanding. In each case, the holders of Class L common stock receiving the dividend included, among others, Peter B. Korte, Daniel S. Mominee, Stephan R. Rohacz, William H. Roj, Jeffrey R. Steinhilber, Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC, CVC/SSB Employee Fund, L.P., Michael T. Bradley, Charles Corpening, Michael A. Delaney, Richard Mayberry, Alchemy, L.P., David Thomas and John Weber. Each dividend paid in full the aggregate cumulated but unpaid yield on the outstanding Class L common stock through the date of each such dividend and a portion of the holders’ unreturned cost of such shares.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Fees for services rendered by Ernst & Young LLP, the Company’s registered public accounting firm, for each of the last two fiscal years were:

Year	Audit Fees	Audit Related Fees (1)	Tax Fees (2)	All Other Fees
2004	$903,200	$15,600	$230,900	—
2003	363,700	19,000	215,900	—

(1)	The nature of the services comprising “audit related fees” primarily includes pension audits.

(2)	The nature of the services comprising “tax fees” includes debt restructuring planning, general consulting, tax audit engagement management and review of income tax returns.

     The Company’s equity securities are not publicly traded. Our board of directors consists of members of our management, and interacts closely with our ultimate parent. We do not have a separate audit committee. Instead, our board of directors performs the functions that an audit committee would customarily perform.

     The board of directors has adopted a policy that requires advance approval of all audit and non-audit services provided by the Company’s registered public accounting firm prior to the engagement of the registered public accounting firm with respect to such services. All of the auditing and permissible non-audit services provided by the Company’s registered public accounting firm were pre-approved by the board of directors. The board of directors has approved the retention of Ernst & Young LLP to audit the financial statements of the Company for its fiscal year ended December 31, 2005.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     a) Documents filed as part of this report:

     The following is a listing of the financial statements, schedules and exhibits included in this report or incorporated herein by reference.

1.	Financial Statement Schedules.

	Report of Independent Registered Public Accounting Firm	Page 20
	Consolidated Balance Sheets as of December 31, 2004 and 2003	Page 21
	Consolidated Statements of Income for each of years ended December 31, 2004, 2003 and 2002	Page 22
	Consolidated Statements of Stockholder’s Net Investment for each of years ended December 31, 2004, 2003 and 2002	Page 23
	Consolidated Cash Flow Statements for each of years ended December 31, 2004, 2003 and 2002	Page 24
	Notes to Consolidated Financial Statements	Page 25

2.	Consolidated Financial Statement Schedules.

None.

3.	Exhibits.

The listing of exhibits attached to this report after the “Signatures” page is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ERICO International Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Solon, State of Ohio, on March 9, 2005.

ERICO INTERNATIONAL CORPORATION
By:	/s/ WILLIAM A. FULLMER
	Name:	William A. Fullmer
	Title:	Vice President, General Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM H. ROJ	Chairman, Chief Executive Officer,	March 9, 2005
William H. Roj	President and Director
(Principal Executive Officer)

/s/ JEFFREY R. STEINHILBER	Executive Vice President,	March 9, 2005
Jeffrey R. Steinhilber	Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)

/s/ PETER B. KORTE	Vice President of Marketing and	March 9, 2005
Peter B. Korte	Product Management, Assistant
Secretary and Director

EXHIBIT INDEX

Exhibit	Description of Exhibit (and document from
Number	which incorporated by reference, if applicable)
3.1	Amended and Restated Articles of Incorporation filed with the Secretary of State of Ohio by ERICO International Corporation on March 30, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

3.2	Amended and Restated Code of Regulations of ERICO International Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

4.1	Indenture, dated as of February 20, 2004, by and among ERICO International Corporation, ERICO Products, Inc. and WellsFargo Bank, N.A (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

4.2	Registration Rights Agreement, dated as of February 20, 2004, by and among ERICO International Corporation, ERICO Products, Inc. and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., ABN AMRO Incorporated, NatCity Investments, Inc. and McDonald Investments Inc (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

4.3	Form of 8 7/8% Senior Subordinated Notes Due 2012 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

4.4	Form of Guarantee of ERICO Products, Inc. for 8 7/8% Senior Subordinated Notes Due 2012 (included in Exhibit 4.1).

4.5	Second Amended and Restated Indenture, dated as of February 20, 2004, by and among ERICO International Corporation, ERICO Products, Inc. and CVC Capital Funding, LLC (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

4.6	Registration Rights Agreement, dated as of February 20, 2004, by and among ERICO International Corporation, ERICO Products, Inc. and CVC Capital Funding, LLC (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

4.7	Form of 11% Senior Subordinated Notes Due 2012 (included in Exhibit 4.5).

4.8	Form of Guarantee of ERICO Products, Inc. for 11% Senior Subordinated Notes Due 2012 (included in Exhibit 4.5).

4.9	Purchase Agreement, dated September 9, 2002, by and among ERICO International Corporation and Citibank, N.A (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

Exhibit	Description of Exhibit (and document from
Number	which incorporated by reference, if applicable)
4.10	First Amendment to Purchase Agreement, dated as of February 20, 2004, by and among ERICO International Corporation, ERICO Products, Inc. and CVC Capital Funding, LLC (as successor to Citibank, N.A.) (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

4.11	Purchase Agreement, dated February 12, 2004, by and among ERICO International Corporation, ERICO Products, Inc., Deutsche Bank Securities Inc., JP Morgan Securities, Inc., ABN AMRO Incorporated, NatCity Investments, Inc. and McDonald Investments, Inc (incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

10.1	Second Amended and Restated Multicurrency Credit and Security Agreement, dated as of December 2, 2002, by and among ERICO International Corporation, ERICO Products, Inc. and ERICO Europa B.V., as Borrowers, and the Banks that are signatories thereto and LaSalle National Bank National Association, as Administrative Agent, Lead Arranger and Issuing Bank, and General Electric Capital Corporation, as Co-Lead Arranger and Co-Documentation Agent, National City Bank, as Syndication Agent, and Key Bank National Association, as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

10.2	Amendment No. 1 to Second Amended and Restated Multicurrency Credit and Security Agreement, dated as of December 2, 2002, by and among ERICO International Corporation, ERICO Products, Inc. and ERICO Europa B.V., as Borrowers, and the Banks that are signatories thereto and LaSalle National Bank National Association, as Administrative Agent, Lead Arranger and Issuing Bank, and General Electric Capital Corporation, as Co-Lead Arranger and Co-Documentation Agent, National City Bank, as Syndication Agent, and Key Bank National Association, as Documentation Agent, dated April 10, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

10.3	Amendment No. 2 to Second Amended and Restated Multicurrency Credit and Security Agreement, dated as of December 2, 2002, by and among ERICO International Corporation, ERICO Products, Inc. and ERICO Europa B.V., as Borrowers, and the Banks that are signatories thereto and LaSalle National Bank National Association, as Administrative Agent, Lead Arranger and Issuing Bank, and General Electric Capital Corporation, as Co-Lead Arranger and Co-Documentation Agent, National City Bank, as Syndication Agent, and Key Bank National Association, as Documentation Agent, dated February 20,2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

10.4	Lease Agreement Industrial/Warehouse, September 13, 2000, by and between Weston Property Investments XV, Ltd. and ERICO Products, Inc. for the lease of the property at 31700 Solon Road, Solon, Ohio 44139 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

10.5	Employment Agreement among ERICO Global Company and William H. Roj, effective December 2, 2002 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

10.6	Employment Agreement among ERICO International Corporation and Jeffrey R. Steinhilber, effective March 24, 2004 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

10.7	Employment Agreement among ERICO International Corporation and Stephan R. Rohacz, effective March 24, 2004 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

10.8	Employment Agreement among ERICO International Corporation and Daniel S. Mominee, effective March 24, 2004 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

10.9	Employment Agreement among ERICO International Corporation and Peter B. Korte, effective March 24, 2004 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

10.10	Bonus Plan For Senior Managers — Plan Summary.

21.1	Subsidiaries of ERICO International Corporation.

Exhibit	Description of Exhibit (and document from
Number	which incorporated by reference, if applicable)
31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14/15d-14(a) of the Securities Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14/15d-14(a) of the Securities Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.