Form 10-Q
period 2005-03-31
ERICO INTERNATIONAL CORP
filed 2005-05-12
CIK 1285222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-115267

ERICO INTERNATIONAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Ohio (State or Other Jurisdiction of Incorporation or Organization)	34-0201460 (I.R.S. Employer Identification Number)

30575 Bainbridge Road
Suite 300
Solon, Ohio 44139
(440) 349-2630
(Address, including zip code, and telephone number, including area code, of Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by a check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At May 12, 2005, the registrant had one outstanding share of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ERICO International Corporation and Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,292	$2,321
Trade accounts receivable, net	55,655	50,485
Inventories, net	61,182	59,600
Other current assets	7,570	8,909

Total current assets	127,699	121,315

Property, plant and equipment, net	49,126	52,522
Goodwill	101,403	101,303
Other intangible assets, net	36,915	36,905
Other assets	10,547	10,676

Total assets	$325,690	$322,721

Liabilities and stockholder’s net investment
Current liabilities:
Trade accounts payable	$30,565	$26,422
Accrued compensation	8,212	13,446
Dividend payable	—	15,000
Other current liabilities	15,174	21,874

Total current liabilities	53,951	76,742

Long-term debt	177,139	152,175
Deferred income taxes	28,674	28,894
Other long-term liabilities	16,219	16,785

Stockholder’s net investment:
Common stock, par value $1.00 per share, 1,500,000 shares authorized, 1 share issued and outstanding	—	—
Parent company investment	49,909	46,699
Accumulated other comprehensive (loss) income	(202)	1,426

Total stockholder’s net investment	49,707	48,125

Total liabilities and stockholder’s net investment	$325,690	$322,721

     The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries

Condensed Consolidated Income Statements (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
Net sales	$89,950	$83,450
Cost of sales	59,001	53,611

Gross profit	30,949	29,839
Operating expenses	21,619	21,339

Operating income	9,330	8,500
Interest expense, net	3,880	3,490
Foreign exchange loss, net	191	424
Other expense	—	1,236

Income before income taxes	5,259	3,350
Provision for income taxes	2,049	1,328

Net income	$3,210	$2,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net income	$3,210	$2,022
Depreciation and amortization	3,784	3,036
Other operating activities	(14,895)	(10,070)

Net cash used in operating activities	(7,901)	(5,012)
Investing activities
Capital expenditures	(699)	(171)
Other investing activities	(398)	(44)

Net cash used in investing activities	(1,097)	(215)
Financing activities
Dividends paid	(15,000)	(25,000)
Net borrowings (payments) on revolving line of credit	24,964	(14,605)
Proceeds from issuance of subordinated debt	—	121,500
Principal payments on long-term debt	—	(72,950)
Financing fees paid	—	(4,316)

Net cash provided by financing activities	9,964	4,629
Effect of exchange rate changes on cash and cash equivalents	5	(4)

Increase (decrease) in cash and cash equivalents	971	(602)
Cash and cash equivalents at beginning of period	2,321	2,421

Cash and cash equivalents at end of period	$3,292	$1,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(Dollars in thousands)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of ERICO International Corporation and subsidiaries (“ERICO” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read together with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on March 9, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

     The Company is a leading designer, manufacturer and marketer of precision-engineered specialty metal products serving global niche product markets in a diverse range of electrical, commercial and industrial construction, utility and rail applications. The Company is headquartered in Solon, Ohio, USA with a network of sales locations serving more than 25 countries. The Company operates in one reportable segment.

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

     Recently Issued Accounting Standards: In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material, and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our consolidated results of operations, financial position or cash flows.

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which replaces the prior SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will become effective for the Company on January 1, 2006. While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our consolidated results of operations, financial position or cash flows.

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(Dollars in thousands)

2. Inventories

     Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	March 31,	December 31,
	2005	2004
Finished goods	$50,785	$51,439
Work in process	5,033	4,166
Raw materials	11,805	9,515

	67,623	65,120
Inventory reserves	(6,441)	(5,520)

Inventories, net	$61,182	$59,600

3. Goodwill and Other Intangible Assets

     Goodwill represents the excess of purchase price paid over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment testing. Impairment exists when the carrying amount of goodwill or indefinite-lived intangible assets exceeds its fair value. The Company’s policy is to perform its annual impairment testing in the fourth quarter of each year, unless circumstances dictate the need for more frequent assessments. The 2004 annual impairment assessments confirmed that the fair value of the Company exceeded its carrying value, and no impairment loss recognition was required for goodwill or indefinite-lived intangible assets.

     The following table displays the gross carrying amount, accumulated amortization amount and net carrying value for finite-lived intangible assets and indefinite-lived intangible assets:

	March 31, 2005
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Finite-lived intangible assets:
Patents	$3,795	$(1,144)	$2,651
Customer relationships	787	(92)	695

	$4,582	$(1,236)	$3,346

Indefinite-lived intangible assets:
Trademarks	$33,569	$—	$33,569
Goodwill	101,403	—	101,403

	$134,972	$—	$134,972

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(Dollars in thousands)

3. Goodwill and Other Intangible Assets (continued)

	December 31, 2004
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Finite-lived intangible assets:
Patents	$3,647	$(1,010)	$2,637
Customer relationships	787	(82)	705

	4,434	(1,092)	3,342

Indefinite-lived intangible assets:
Trademarks	$33,563	$—	33,563
Goodwill	101,303	—	101,303

	$134,866	$—	$134,866

     Amortization expense for finite-lived intangible assets was $144 and $125 for the three months ended March 31, 2005 and 2004, respectively. Based upon the gross carrying amount of finite-lived intangible assets as of March 31, 2005, amortization expense for 2005 through 2010 is expected to be approximately $600 per year.

4. Debt and Financing Arrangements

     Long-term debt at March 31, 2005 and December 31, 2004 consists of the following:

	March 31,	December 31,
	2005	2004
Revolving credit facility with commercial banks	$24,964	$—
8.875% subordinated notes, due 2012	151,500	151,500
Other notes, due 2009	675	675

	$177,139	$152,175

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

     In connection with the February 20, 2004 refinancing, the Company amended its $75,000 Multicurrency Credit and Security Agreement (the “Credit Facility”) that expires December 2, 2007. The Credit Facility provides a revolving credit line of $75,000, of which $25,000 may be used for the issuance of letters of credit. The Credit Facility allows for multicurrency borrowing options in Australian dollars, Euros, Swiss francs, Swedish kronor, British pounds and other currencies that are readily available and freely traded. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company and accrue interest at the Alternate Base Rate (as defined in the Credit Facility) or LIBOR plus a 1.75% margin. The Credit Facility provides for a commitment fee of 0.25% on the revolving credit line.

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(Dollars in thousands)

4. Debt and Financing Arrangements (continued)

     The Credit Facility and the Subordinated Notes contain certain customary covenants that impose limitations on the Company, including covenants limiting the ability of the Company and its subsidiaries to sell, pledge or incur liens on assets and to incur additional debt. The Credit Facility also includes requirements to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including minimum net worth, minimum fixed charge coverage ratio, maximum leverage ratio and minimum net income before interest expense, net, income taxes, depreciation, amortization and certain other non-cash, non-recurring items (“EBITDA”). The Company was in compliance with all covenants of the Credit Facility and the Subordinated Notes, and the conditions of the Credit Facility, at March 31, 2005.

     At March 31, 2005, the Company had borrowings outstanding of $24,964 under the revolving credit line of the Credit Facility, all in U.S. dollars, and letters of credit outstanding of $268 supported by the Credit Facility. The amount available for additional borrowing under the Credit Facility at March 31, 2005 was $49,768.

5. Income Taxes

     The Company’s operations have been included in the consolidated income tax returns filed by Global. Income tax expense in the Company’s consolidated income statements is calculated on a separate tax return basis as if the Company had operated as a stand-alone entity.

     The Company’s income tax provision was $2,049, or 38.9%, and $1,328, or 39.6%, for the three months ended March 31, 2005 and 2004, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes, due principally to state and local taxes.

6. Post-Retirement Benefit Plan

     The Company has a health care post-retirement benefit plan (the “Health Care Plan”) that provides benefits to certain employees in the United States hired prior to January 1, 1993. On February 10, 2005, the Company amended the Health Care Plan to limit eligibility to those employees hired prior to January 1, 1993 that also have at least 24 years of service as of December 31, 2004. This amendment eliminated approximately 50 employees from eligibility and caused the Company to recognize a curtailment gain of $68 in the first quarter of 2005. At the same time, the Company increased retiree contributions such that retirees will pay 100% of medical costs by January 1, 2010. This change in assumption resulted in an unrecognized net gain that will be amortized to income as a component of periodic benefit income.

     The following table sets forth the components of net periodic (income) expense for the Company’s Health Care Plan for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
Service cost	$3	$30
Interest cost	16	100
Amortization of net gain	(205)	—
Curtailment gain	(68)	—

Net periodic (income) expense	$(254)	$130

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(Dollars in thousands)

6. Post-Retirement Benefit Plan (continued)

     On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). On May 19, 2004, the Financial Accounting Standards Board issued Financial Staff Position Number 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP”). The FSP was effective for the three-month period ending September 30, 2004. The Company’s accumulated post-retirement benefit obligation at March 31, 2005 and net periodic (income) expense for the three months ended March 31, 2005 and 2004 do not reflect any amount associated with the Medicare Act because the Company is unable to conclude at this time whether the benefits provided by the Company’s Health Care Plan are actuarially equivalent to Medicare Part D under the Medicare Act. The Company will continue to evaluate the effects of the Medicare Act on the accumulated post-retirement benefit obligation and post-retirement benefit costs to determine the amount of subsidy, if any, that may be available.

7. Commitments and Contingencies

     The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company’s management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

8. Comprehensive Income (Loss)

     Accumulated other comprehensive (loss) income of $(202) and $1,426 at March 31, 2005 and December 31, 2004, respectively, consists entirely of foreign currency translation adjustments. Total comprehensive income and its components are as follows:

	Three Months Ended
	March 31,
	2005	2004
Net income	$3,210	$2,022
Foreign currency translation adjustments	(1,628)	(243)

Comprehensive income	$1,582	$1,779

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(Dollars in thousands)

9. Guarantor and Non-Guarantor Subsidiaries

     The following unaudited condensed consolidating financial statements set forth the Company’s balance sheets as of March 31, 2005 and December 31, 2004, the statements of income for the three months ended March 31, 2005 and 2004 and the statements of cash flows for the three months ended March 31, 2005 and 2004. In the following schedules, “Parent” refers to the Company, Holding and Global, collectively, “Guarantor Subsidiary” refers to ERICO Products, Inc., the Company’s sole domestic subsidiary, and “Non-Guarantor Subsidiaries” refers to the Company’s non-U.S. subsidiaries. “Eliminations” represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in the Company’s subsidiaries.

Unaudited Condensed Consolidating Balance Sheets
March 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$1,351	$65	$1,876	$—	$3,292
Trade accounts receivable, net	—	28,419	27,236	—	55,655
Inventories, net	—	33,225	27,957	—	61,182
Other current assets	1,233	2,668	3,669	—	7,570

Total current assets	2,584	64,377	60,738	—	127,699
Property, plant and equipment, net	256	37,208	11,662	—	49,126
Goodwill	101,403	—	—	—	101,403
Other intangible assets, net	36,915	—	—	—	36,915
Investment in and advances to subsidiaries	110,899	—	—	(110,899)	—
Other assets	6,625	2,971	951	—	10,547

Total assets	258,682	$104,556	$73,351	$(110,899)	$325,690

Trade accounts payable	$—	$18,896	$11,669	$—	$30,565
Accrued compensation	279	3,874	4,059	—	8,212
Other current liabilities	2,018	6,342	6,814	—	15,174

Total current liabilities	2,297	29,112	22,542	—	53,951
Long-term debt	176,464	675	—	—	177,139
Deferred income taxes	21,811	5,761	1,102	—	28,674
Intercompany payable	—	30,432	61,289	(91,721)	—
Other long-term liabilities	8,403	6,532	1,284	—	16,219
Total stockholder’s net investment	49,707	32,044	(12,866)	(19,178)	49,707

Total liabilities and stockholder’s net investment	$258,682	$104,556	$73,351	$(110,899)	$325,690

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(Dollars in thousands)

9. Guarantor and Non-Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheets
December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$398	$21	$1,902	$—	$2,321
Trade accounts receivable, net	—	24,646	25,839	—	50,485
Inventories, net	—	32,709	26,891	—	59,600
Other current assets	2,801	2,498	3,610	—	8,909

Total current assets	3,199	59,874	58,242	—	121,315
Property, plant and equipment, net	224	38,986	13,312	—	52,522
Goodwill	101,303	—	—	—	101,303
Other intangible assets, net	36,905	—	—	—	36,905
Investment in and advances to subsidiaries	104,110	—	—	(104,110)	—
Other assets	6,680	2,983	1,013	—	10,676

Total assets	$252,421	$101,843	$72,567	$(104,110)	$322,721

Trade accounts payable	$—	$15,972	$10,450	$—	$26,422
Accrued compensation	1,555	6,547	5,344	—	13,446
Dividend payable	15,000	—	—	—	15,000
Other current liabilities	5,664	6,184	10,026	—	21,874

Total current liabilities	22,219	28,703	25,820	—	76,742
Long-term debt	151,500	675	—	—	152,175
Deferred income taxes	22,030	5,761	1,103	—	28,894
Intercompany payable	—	31,906	58,707	(90,613)	—
Other long-term liabilities	8,547	6,860	1,378	—	16,785
Total stockholder’s net investment	48,125	27,938	(14,441)	(13,497)	48,125

Total liabilities and stockholder’s net investment	$252,421	$101,843	$72,567	$(104,110)	$322,721

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(Dollars in thousands)

9. Guarantor and Non-Guarantor Subsidiaries (continued)

Unaudited Condensed Consolidating Income Statements
Three Months Ended March 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$56,418	$39,063	$(5,531)	$89,950
Cost of sales	—	38,221	26,311	(5,531)	59,001

Gross profit	—	18,197	12,752	—	30,949
Operating expenses	1,044	10,626	9,949	—	21,619

Operating (loss) income	(1,044)	7,571	2,803	—	9,330
Interest expense, net	3,037	681	162	—	3,880
Foreign exchange loss, net	1	111	79	—	191

(Loss) income before income taxes and equity income	(4,082)	6,779	2,562	—	5,259
(Benefit) provision for income taxes	(1,611)	2,673	987	—	2,049

(Loss) income before equity income	(2,471)	4,106	1,575	—	3,210
Equity income from subsidiaries	5,681	—	—	(5,681)	—

Net income	$3,210	$4,106	$1,575	$(5,681)	$3,210

Unaudited Condensed Consolidating Income Statements
Three Months Ended March 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$51,911	$35,182	$(3,643)	$83,450
Cost of sales	—	33,187	24,067	(3,643)	53,611

Gross profit	—	18,724	11,115	—	29,839
Operating expenses	1,261	10,150	9,928	—	21,339

Operating (loss) income	(1,261)	8,574	1,187		8,500
Interest expense, net	2,588	679	223	—	3,490
Foreign exchange loss, net	—	114	310	—	424
Other expense	1,236	—	—	—	1,236

(Loss) income before income taxes and equity income	(5,085)	7,781	654	—	3,350
(Benefit) provision for income taxes	(2,033)	3,133	228	—	1,328

(Loss) income before equity income	(3,052)	4,648	426	—	2,022
Equity income from subsidiaries	5,074	—	—	(5,074)	—

Net income	$2,022	$4,648	$426	$(5,074)	$2,022

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(Dollars in thousands)

9. Guarantor and Non-Guarantor Subsidiaries (continued)

Unaudited Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$3,210	$4,106	$1,575	$(5,681)	$3,210
Depreciation and amortization	164	2,135	1,485	—	3,784
Other operating activities	(3,213)	(4,268)	(7,414)	—	(14,895)

Net cash provided by (used in) operating activities	161	1,973	(4,354)	(5,681)	(7,901)
Investing activities
Capital expenditures	(2)	(363)	(334)	—	(699)
Other investing activities	(402)	—	4	—	(398)

Net cash used in investing activities	(404)	(363)	(330)	—	(1,097)
Financing activities
Dividends paid	(15,000)	—	—	—	(15,000)
Change in intercompany payables/receivables	(8,768)	(1,566)	4,653	5,681	—
Net borrowings on revolving line of credit	24,964	—	—	—	24,964

Net cash provided by (used in) financing activities	1,196	(1,566)	4,653	5,681	9,964
Effect of exchange rates on cash	—	—	5	—	5

Net increase (decrease) in cash and cash equivalents	953	44	(26)	—	971
Cash and cash equivalents at beginning of period	398	21	1,902	—	2,321

Cash and cash equivalents at end of period	$1,351	$65	$1,876	$—	$3,292

ERICO International Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005
(Dollars in thousands)

9. Guarantor and Non-Guarantor Subsidiaries (continued)

Unaudited Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$2,022	$4,648	$426	$(5,074)	$2,022
Depreciation and amortization	139	1,716	1,181	—	3,036
Other operating activities	666	(4,230)	(6,506)	—	(10,070)

Net cash provided by (used in) operating activities	2,827	2,134	(4,899)	(5,074)	(5,012)
Investing activities
Capital expenditures	—	(63)	(108)	—	(171)
Other investing activities	(44)	—	—	—	(44)

Net cash used in investing activities	(44)	(63)	(108)	—	(215)
Financing activities
Dividends paid	(25,000)	—	—	—	(25,000)
Change in intercompany payables/receivables	(36,743)	29,947	1,722	5,074	—
Net borrowing (payments) on revolving line of credit	14,954	(32,020)	2,461	—	(14,605)
Proceeds from issuance of subordinated debentures	121,500	—	—	—	121,500
Principal payments on long-term debt	(72,950)	—	—	—	(72,950)
Financing fees paid	(4,316)	—	—	—	(4,316)

Net cash (used in) provided by financing activities	(2,555)	(2,073)	4,183	5,074	4,629
Effect of exchange rates on cash	—	—	(4)	—	(4)

Net increase (decrease) in cash and cash equivalents	228	(2)	(828)	—	(602)
Cash and cash equivalents at beginning of period	400	3	2,018	—	2,421

Cash and cash equivalents at end of period	$628	$1	$1,190	$—	$1,819

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

Overview

     ERICO is a leading designer, manufacturer and marketer of precision-engineered specialty metal products serving global niche product markets in a diverse range of electrical, commercial and industrial construction, utility and rail applications. The Company is headquartered in Solon, Ohio, USA, with a network of sales locations serving more than 25 countries and with manufacturing and distribution facilities worldwide.

     The Company is a wholly owned subsidiary of Holding. On December 2, 2002, a newly formed wholly owned subsidiary of Global merged with Holding, with Holding as the surviving company. As a result, Holding became a wholly owned subsidiary of Global. In connection with the merger, Citigroup Venture Capital Equity Partners, L.P. and its affiliates acquired approximately two-thirds of the stock of Global.

Market Outlook

     We expect performance in the electrical, commercial and industrial construction, utility and rail markets to increase over 2004 levels. We continue to expect sales growth in 2005 through new product introductions and market penetration.

Results of Operations

     The following table sets forth statements of operations data expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	65.6	64.2
Gross profit	34.4	35.8
Operating expenses	24.0	25.6
Interest expense, net	4.3	4.2
Foreign exchange loss, net	0.2	0.5
Other expense, net	—	1.5
Income before income taxes	5.9	4.0
Provision for income taxes	2.3	1.6
Net income	3.6	2.4

Three Months Ended March 31, 2005 Compared With Three Months Ended March 31, 2004

     Net sales. Net sales for the three months ended March 31, 2005 were $89.9 million, an increase of $6.5 million, or 7.8%, from the $83.4 million reported for the three months ended March 31, 2004. The increase in net sales in the three months ended March 31, 2005 compared with the three months ended March 31, 2004 was due primarily to higher sales volume and increased selling prices.

     Gross profit. Gross profit for the three months ended March 31, 2005 increased by $1.1 million, or 3.7%, to $30.9 million from the $29.8 million reported for the three months ended March 31, 2004. Gross profit margin declined to 34.4% in the three months ended March 31, 2005 from 35.8% in the three months ended March 31, 2004. Gross profit margin decreased primarily due to the significant increases in raw material costs, primarily steel and copper, that the Company experienced starting in the second quarter of 2004.

     Operating expenses. Operating expenses include engineering and development expenses, selling and marketing expenses, and general and administrative expenses. Operating expenses increased by $0.3 million, or 1.3%, to $21.6 million in the three months ended March 31, 2005 from $21.3 million in the three months ended March 31, 2004. As a percentage of net sales, operating expenses decreased to 24.0% in the three months ended March 31, 2005 from 25.6% in the three months ended March 31, 2004. The decrease in operating expenses as a percent of sales in the three months ended March 31, 2005 was primarily due to the higher sales level along with management’s continued focus on controlling expenses.

     On February 10, 2005, the Company amended the Health Care Plan to limit eligibility to those employees hired prior to January 1, 1993 that also have at least 24 years of service as of December 31, 2004. This amendment eliminated approximately 50 employees from eligibility and caused the Company to recognize a curtailment gain of $0.1 million in the first quarter of 2005. At the same time, the Company increased retiree contributions such that retirees will pay 100% of medical costs by January 1, 2010. This change in assumption resulted in an unrecognized net gain that will be amortized to income as a component of periodic benefit income.

     Interest expense, net. Interest expense for the three months ended March 31, 2005 was $3.9 million compared with $3.5 million for the three months ended March 31, 2004. The increase in interest expense was primarily caused by higher average debt balances in the three months ended March 31, 2005 compared with the three months ended March 31, 2004 as a result of the February 2004 refinancing.

     Foreign exchange loss, net. The Company reported a foreign exchange loss of $0.2 million for the three months ended March 31, 2005 compared with a foreign exchange loss of $0.4 million for the three months ended March 31, 2004.

     Other expense. Other expense for the three months ended March 31, 2004 represented a $1.2 million non-cash charge to write-off previously deferred financing costs and original issue discount costs related to the February 2004 refinancing.

     Provision for income taxes. The provision for income taxes was $2.0 million for the three months ended March 31, 2005 compared with $1.3 million for the three months ended March 31, 2004. The effective tax rate was 38.9% for the three months ended March 31, 2005 compared with 39.6% for the three months ended March 31, 2004.

     Net income. As a result of the foregoing, the Company reported net income of $3.2 million for the three months ended March 31, 2005, an increase of $1.2 million, or 58.8%, from net income of $2.0 million in the three months ended March 31, 2004.

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

     In connection with the February 20, 2004 refinancing, the Company amended its Credit Facility, which expires December 2, 2007. The Credit Facility provides a revolving credit line of $75.0 million, of which $25.0 million may be used for the issuance of letters of credit. The Credit Facility allows for multicurrency borrowing options in

Australian dollars, Euros, Swiss francs, Swedish kronor, British pounds and other currencies that are readily available and freely traded. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company and accrue interest at the Alternate Base Rate (as defined in the Credit Facility) or LIBOR plus a 1.75% margin. The Credit Facility provides for a commitment fee of 0.25% on the revolving credit line.

     The Credit Facility and the Subordinated Notes contain certain customary covenants that impose limitations on the Company, including covenants limiting the ability of the Company and its subsidiaries to sell, pledge or incur liens on assets and to incur additional debt. The Credit Facility also includes requirements to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including minimum net worth, minimum fixed charge coverage ratio, maximum leverage ratio and minimum EBITDA. The Company was in compliance with all covenants of the Credit Facility and the Subordinated Notes, and the conditions of the Credit Facility, at March 31, 2005.

     At March 31, 2005, the Company had borrowings outstanding of $25.0 million under the revolving credit line of the Credit Facility, all in U.S. dollars, and letters of credit outstanding of $0.3 million supported by the Credit Facility. The amount available for additional borrowing under the Credit Facility at March 31, 2005 was $49.7 million.

Three Months Ended March 31, 2005 Compared With Three Months Ended March 31, 2004

     Cash used in operating activities for the three months ended March 31, 2005 was $7.9 million compared with $5.0 million for the three months ended March 31, 2004. In comparison to the first quarter of 2004, the Company’s first quarter 2005 operating cash flow reflects a $1.9 million increase in net income plus depreciation and amortization, offset by a $4.8 million increase in cash used for working capital.

     Capital expenditures were $0.7 million for the three months ended March 31, 2005, compared with $0.2 million for the three months ended March 31, 2004. We currently do not have any significant capital projects in process.

     Cash provided by financing activities was $10.0 million for the three months ended March 31, 2005 and reflects $25.0 million of borrowings on the Credit Facility to fund the $15.0 million dividend paid to the Holders of Global Class L Shares, interest and bonus payments and general working capital needs. The 2004 financing activities primarily reflect the net effect of the February 2004 debt refinancing activities previously discussed.

     We have significant future cash commitments, primarily for debt service requirements and scheduled lease payments. There have been no material changes to our cash commitments and commercial commitments in the three months ended March 31, 2005 from those shown as of December 31, 2004 in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” other than the payment in January 2005 of the dividend as discussed above.

     We believe that cash forecasted to be generated from operations, together with amounts available under our Credit Facility, will be adequate to meet our cash commitments, capital expenditures and working capital needs for at least the next 12 months, although no assurance can be given. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and general financial, business and other factors, many of which are beyond our control.

Reconciliation of EBITDA to Net Cash Provided by Operating Activities

     The Company has chosen to present EBITDA because the Company believes it is a widely accepted financial indicator of a company’s ability to service and incur indebtedness, and because EBITDA is used in the Company’s financial covenants under the Credit Facility and in the indenture governing the Subordinated Notes. Additionally, management uses EBITDA, among other financial measures, for planning and forecasting purposes. However, EBITDA should not be considered as an alternative to net cash provided by operating activities as a measure of liquidity in accordance with GAAP. Since EBITDA is not calculated identically by all companies, the Company’s method of computation may not be comparable to those disclosed by other companies. Following is a reconciliation of EBITDA to net cash used in operating activities, which the Company believes is the most directly comparable GAAP measure of a company’s ability to service and incur indebtedness:

	Three Months Ended
	March 31,
	2005	2004
Net cash used in operating activities	$(7,901)	$(5,012)
Interest expense, net	3,880	3,490
Provision for income taxes	2,049	1,328
Foreign exchange loss, net	(191)	(424)
Deferred taxes	219	205
Amortization of financing fees and discount on senior subordinated notes included in interest expense, net	(223)	(175)
Net changes in operating assets and liabilities	15,090	11,700

EBITDA	$12,923	$11,112

Critical Accounting Policies and Estimates

     The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K filed March 9, 2005 under the caption “Critical Accounting Policies and Estimates” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In particular, judgment is used in areas such as determining the allowance for doubtful accounts and inventory valuation reserves, goodwill and indefinite lived intangible assets, product warranty costs, debt covenants and deferred tax assets.

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

     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which replaces the prior SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will become effective for the Company on January 1, 2006. While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our consolidated results of operations, financial position or cash flows.

FORWARD-LOOKING STATEMENTS

     The Company is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q includes forward-looking statements related to the business of the Company that are not historical facts. These “forward-looking statements” can be identified by the use of terminology such as “believe,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “continue,” “positioned,” “strategy” and similar expressions. These statements are only our predictions. The forward-looking statements included in this report are not guarantees of future performances, and should one or more of these, or other, risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could differ materially from those contemplated by these forward-looking statements. In the light of these risks and uncertainties, we cannot assure that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements, which, unless otherwise noted, speak only as of the date of this report. The Company undertakes no obligation, except as required by law, to update these statements.

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

     For additional information on risks and uncertainties that could cause actual results to differ from those anticipated in forward-looking statements, see the discussion set forth under “Risk Factors” in the Company’s SEC filings, including its Annual Report on Form 10-K filed with the SEC on March 9, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, we are exposed to various changes in financial market conditions, including fluctuations in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to such risks through various operating and financing activities.

     We are exposed to interest rate risk associated with borrowings under our Credit Facility. Borrowings under the Credit Facility bear interest at variable rates, based upon published indices. In order to partially mitigate this exposure, we have occasionally entered into interest rate swaps to fix a portion of our interest payable. There were no interest rate swaps outstanding as of March 31, 2005.

     We are also exposed to various foreign currency risks, i.e., there is a risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our foreign currency exchange rate risks primarily relate to the Euro, the Australian dollar and the Brazilian real. We monitor these risks, and attempt to establish offsetting positions, when practical, between our various subsidiaries. Under our Credit Facility, we also have the option of denominating a portion of our borrowings in multiple foreign currencies. There are no amounts outstanding under the multicurrency borrowing options at March 31, 2005. We had net assets denominated in foreign currencies of approximately $48.4 million associated with our foreign subsidiaries at March 31, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of March 31, 2005 an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ERICO INTERNATIONAL CORPORATION
By:	/s/ William H. Roj
Name:	William H. Roj
Title:	Chairman, Chief Executive Officer and Director May 12, 2005

By:	/s/ Jeffrey R. Steinhilber
Name:	Jeffrey R. Steinhilber
Title:	Chief Financial Officer and Director May 12, 2005