Form 10-Q
period 2005-06-30
ERICO INTERNATIONAL CORP
filed 2005-08-10
CIK 1285222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 333-115267
ERICO INTERNATIONAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-0201460
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

30575 Bainbridge Road
Suite 300
Solon, Ohio 44139
(440) 349-2630
(Address, including zip code, and telephone number, including area code, of Registrant’s Principal Executive Offices)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by a check mark whether the registrant is an accelerated filer (as determined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 10, 2005, the registrant had one outstanding share of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ERICO International Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,294	$2,321
Trade accounts receivable, net	60,727	50,485
Inventories, net	53,972	59,600
Other current assets	6,889	8,909

Total current assets	123,882	121,315

Property, plant and equipment, net	46,314	52,522
Goodwill	101,403	101,303
Other intangible assets, net	36,922	36,905
Other assets	10,246	10,676

Total assets	$318,767	$322,721

Liabilities and stockholder’s net investment

Current liabilities:
Trade accounts payable	$30,231	$26,422
Accrued compensation	10,861	13,446
Dividend payable	—	15,000
Other current liabilities	21,264	21,874

Total current liabilities	62,356	76,742

Long-term debt	160,175	152,175
Deferred income taxes	27,831	28,894
Other long-term liabilities	15,548	16,785

Stockholder’s net investment:
Common stock, par value $1.00 per share, 1,500,000 shares authorized, 1 share issued and outstanding	—	—
Parent company investment	55,702	46,699
Accumulated other comprehensive (loss) income	(2,845)	1,426

Total stockholder’s net investment	52,857	48,125

Total liabilities and stockholder’s net investment	$318,767	$322,721

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries
Condensed Consolidated Income Statements (Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$100,128	$92,112	$190,078	$175,562
Cost of sales	64,089	58,529	123,090	112,140

Gross profit	36,039	33,583	66,988	63,422

Operating expenses	23,004	20,972	44,623	42,311

Operating income	13,035	12,611	22,365	21,111
Interest expense, net	3,905	3,857	7,785	7,347
Foreign exchange loss (gain), net	275	(817)	466	(393)
Other expense	—	—	—	1,236

Income before income taxes	8,855	9,571	14,114	12,921
Provision for income taxes	3,062	3,749	5,111	5,077

Net income	$5,793	$5,822	$9,003	$7,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2005	2004
Operating activities
Net income	$9,003	$7,844
Depreciation and amortization	6,664	6,074
Other operating activities	(6,848)	(7,315)

Net cash provided by operating activities	8,819	6,603

Investing activities
Capital expenditures	(1,175)	(1,000)
Other investing activities	(624)	(205)

Net cash used in investing activities	(1,799)	(1,205)

Financing activities
Dividends paid	(15,000)	(25,000)
Net borrowings (payments) on revolving line of credit	8,000	(23,200)
Proceeds from issuance of subordinated debt	—	121,500
Principal payments on long-term debt	—	(72,950)
Financing fees paid	—	(4,970)

Net cash used in financing activities	(7,000)	(4,620)

Effect of exchange rate changes on cash and cash equivalents	(47)	16

(Decrease) increase in cash and cash equivalents	(27)	794
Cash and cash equivalents at beginning of period	2,321	2,421

Cash and cash equivalents at end of period	$2,294	$3,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of ERICO International Corporation and subsidiaries (“ERICO” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read together with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 9, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
Principles of Consolidation: The unaudited condensed consolidated financial statements include the accounts of ERICO International Corporation and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.
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
In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which replaces the prior SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, awards of liability instruments will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will become effective for the Company on January 1, 2006. While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our consolidated results of operations, financial position or cash flows.

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
2. Inventories
Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	June 30,	December 31,
	2005	2004
Finished goods	$43,655	$51,439
Work in process	4,688	4,166
Raw materials	11,005	9,515

	59,348	65,120
Inventory reserves	(5,376)	(5,520)

Inventories, net	$53,972	$59,600

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
The following table displays the gross carrying amount, accumulated amortization amount and net carrying value for finite-lived intangible assets and indefinite-lived intangible assets:

	June 30, 2005
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Finite-lived intangible assets:
Patents	$3,952	$(1,288)	$2,664
Customer relationships	787	(102)	685

	$4,739	$(1,390)	$3,349

Indefinite-lived intangible assets:
Trademarks	$33,573	$—	$33,573
Goodwill	101,403	—	101,403

	$134,976	$—	$134,976

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
3. Goodwill and Other Intangible Assets (continued)

	December 31, 2004
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Finite-lived intangible assets:
Patents	$3,647	$(1,010)	$2,637
Customer relationships	787	(82)	705

	$4,434	$(1,092)	$3,342

Indefinite-lived intangible assets:
Trademarks	$33,563	$—	$33,563
Goodwill	101,303	—	101,303

	$134,866	$—	$134,866

Amortization expense for finite-lived intangible assets was $154 and $124 for the three months ended June 30, 2005 and 2004, respectively, and $298 and $240 for the six months ended June 30, 2005 and 2004, respectively. Based upon the gross carrying amount of finite-lived intangible assets as of June 30, 2005, amortization expense for 2005 through 2010 is expected to be approximately $600 per year.
4. Debt and Financing Arrangements
Long-term debt at June 30, 2005 and December 31, 2004 consists of the following:

	June 30,	December 31,
	2005	2004
Revolving credit facility with commercial banks	$8,000	$—
8.875% subordinated notes, due 2012	151,500	151,500
Other notes, due 2009	675	675

	$160,175	$152,175

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

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
4. Debt and Financing Arrangements (continued)
The Credit Facility and the Subordinated Notes contain certain customary covenants that impose limitations on the Company, including covenants limiting the ability of the Company and its subsidiaries to sell, pledge or incur liens on assets and to incur additional debt. The Credit Facility also includes requirements to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including minimum net worth, minimum fixed charge coverage ratio, maximum leverage ratio and minimum net income before interest expense, net, income taxes, depreciation, amortization and certain other non-cash, non-recurring items (“EBITDA”). The Company was in compliance with all covenants of the Credit Facility and the Subordinated Notes, and the conditions of the Credit Facility, at June 30, 2005.
At June 30, 2005, the Company had borrowings outstanding of $8,000 under the revolving credit line of the Credit Facility, all in U.S. dollars, and letters of credit outstanding of $268 supported by the Credit Facility. The amount available for additional borrowing under the Credit Facility at June 30, 2005 was $66,732.
5. Income Taxes
The Company’s operations have been included in the consolidated income tax returns filed by Global. Income tax expense in the Company’s consolidated income statements is calculated on a separate tax return basis as if the Company had operated as a stand-alone entity.
The Company’s income tax provision was $3,062, or 34.6%, and $3,749, or 39.2%, for the three months ended June 30, 2005 and 2004, respectively, and $5,111, or 36.2%, and $5,077, or 39.3%, for the six months ended June 30, 2005 and 2004, respectively. The Company’s income tax provision in the three and six month periods ended June 30, 2005 includes a $698 reduction in income tax expense related to a change in state tax laws. Excluding this item, the Company’s effective tax rate for the six months ended June 30, 2005 was 41.2%, up from 39.0% for the three months ended March 31, 2005, due to higher taxes on foreign earnings. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes, due principally to state and local taxes.
6. Post-Retirement Benefit Plan
The Company has a health care post-retirement benefit plan (the “Health Care Plan”) that provides benefits to certain employees in the United States hired prior to January 1, 1993. On February 10, 2005, the Company amended the Health Care Plan to limit eligibility to those employees hired prior to January 1, 1993 that also have at least 24 years of service as of December 31, 2004. This amendment eliminated approximately 50 employees from eligibility and caused the Company to recognize a curtailment gain of $68 in the first quarter of 2005. At the same time, the Company increased retiree contributions such that retirees will pay 100% of medical costs by January 1, 2010. This change in assumption resulted in an unrecognized net gain that is being amortized to income as a component of periodic benefit income.

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
6. Post-Retirement Benefit Plan (continued)
The following table sets forth the components of net periodic (income) expense for the Company’s Health Care Plan for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$1	$30	$3	$60
Interest cost	7	100	24	200
Amortization of net gain	(106)	—	(310)	—
Curtailment gain	—	—	(68)	—

Net periodic (income) expense	$(98)	$130	$(351)	$260

On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). On May 19, 2004, the Financial Accounting Standards Board issued Financial Staff Position Number 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP”). The FSP was effective for the three-month period ending September 30, 2004. The Company’s accumulated post-retirement benefit obligation at June 30, 2005 and net periodic (income) expense for the three and six months ended June 30, 2005 and 2004 do not reflect any amount associated with the Medicare Act because the Company has not finalized its determination of whether the benefits provided by the Company’s Health Care Plan are actuarially equivalent to Medicare Part D under the Medicare Act. Based on a preliminary analysis, the Company believes the effects of the Medicare Act on the accumulated post-retirement benefit obligation and post-retirement benefit cost, if any, will be immaterial.
7. Commitments and Contingencies
The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company’s management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.
8. Comprehensive Income
Accumulated other comprehensive (loss) income of $(2,845) and $1,426 at June 30, 2005 and December 31, 2004, respectively, consists entirely of foreign currency translation adjustments. Total comprehensive income and its components are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$5,793	$5,822	$9,003	$7,844
Foreign currency translation adjustments	(2,643)	(1,482)	(4,271)	(1,725)

Comprehensive income	$3,150	$4,340	$4,732	$6,119

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries
The following unaudited condensed consolidating financial statements set forth the Company’s balance sheets as of June 30, 2005 and December 31, 2004, the statements of income for the three and six months ended June 30, 2005 and 2004 and the statements of cash flows for the six months ended June 30, 2005 and 2004. In the following schedules, “Parent” refers to ERICO International Corporation, Holding and Global, collectively, “Guarantor Subsidiary” refers to ERICO Products, Inc., ERICO International Corporation’s sole domestic subsidiary, and “Non-Guarantor Subsidiaries” refers to ERICO International Corporation’s non-U.S. subsidiaries. “Eliminations” represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in ERICO International Corporation’s subsidiaries.
Unaudited Condensed Consolidating Balance Sheets
June 30, 2005

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$469	$515	$1,310	$—	$2,294
Trade accounts receivable, net	—	32,618	28,109	—	60,727
Inventories, net	—	30,240	23,732	—	53,972
Other current assets	1,325	2,618	2,946	—	6,889

Total current assets	1,794	65,991	56,097	—	123,882

Property, plant and equipment, net	186	35,476	10,652	—	46,314
Goodwill	101,403	—	—	—	101,403
Other intangible assets, net	36,922	—	—	—	36,922
Investment in and advances to subsidiaries	103,598	—	—	(103,598)	—
Other assets	6,369	2,997	880	—	10,246

Total assets	$250,272	$104,464	$67,629	$(103,598)	$318,767

Trade accounts payable	$—	$21,048	$9,183	$—	$30,231
Accrued compensation	799	5,872	4,190	—	10,861
Other current liabilities	5,532	8,394	7,338	—	21,264

Total current liabilities	6,331	35,314	20,711	—	62,356

Long-term debt	159,500	675	—	—	160,175
Deferred income taxes	20,769	5,750	1,312	—	27,831
Intercompany payable	—	17,473	60,827	(78,300)	—
Other long-term liabilities	7,970	6,345	1,233	—	15,548

Total stockholder’s net investment	55,702	38,907	(16,454)	(25,298)	52,857

Total liabilities and stockholder’s net investment	$250,272	$104,464	$67,629	$(103,598)	$318,767

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries (continued)
Condensed Consolidating Balance Sheets
December 31, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$398	$21	$1,902	$—	$2,321
Trade accounts receivable, net	—	24,646	25,839	—	50,485
Inventories, net	—	32,709	26,891	—	59,600
Other current assets	2,801	2,498	3,610	—	8,909

Total current assets	3,199	59,874	58,242	—	121,315

Property, plant and equipment, net	224	38,986	13,312	—	52,522
Goodwill	101,303	—	—	—	101,303
Other intangible assets, net	36,905	—	—	—	36,905
Investment in and advances to subsidiaries	102,684	—	—	(102,684)	—
Other assets	6,680	2,983	1,013	—	10,676

Total assets	$250,995	$101,843	$72,567	$(102,684)	$322,721

Trade accounts payable	$—	$15,972	$10,450	$—	$26,422
Accrued compensation	1,555	6,547	5,344	—	13,446
Dividend payable	15,000	—	—	—	15,000
Other current liabilities	5,664	6,184	10,026	—	21,874

Total current liabilities	22,219	28,703	25,820	—	76,742

Long-term debt	151,500	675	—	—	152,175
Deferred income taxes	22,030	5,761	1,103	—	28,894
Intercompany payable	—	31,906	59,444	(91,350)	—
Other long-term liabilities	8,547	6,860	1,378	—	16,785

Total stockholder’s net investment	46,699	27,938	(15,178)	(11,334)	48,125

Total liabilities and stockholder’s net investment	$250,995	$101,843	$72,567	$(102,684)	$322,721

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries (continued)
Unaudited Condensed Consolidating Income Statements
Three Months Ended June 30, 2005

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$64,671	$40,037	$(4,580)	$100,128
Cost of sales	—	41,503	27,166	(4,580)	64,089

Gross profit	—	23,168	12,871	—	36,039

Operating expenses	1,760	11,095	10,149	—	23,004

Operating (loss) income	(1,760)	12,073	2,722	—	13,035
Interest expense, net	3,048	682	175	—	3,905
Foreign exchange loss, net	—	64	211	—	275

(Loss) income before income taxes and equity income	(4,808)	11,327	2,336	—	8,855
(Benefit) provision for income taxes	(2,318)	4,464	916	—	3,062

(Loss) income before equity income	(2,490)	6,863	1,420	—	5,793
Equity income from subsidiaries	8,283	—	—	(8,283)	—

Net income	$5,793	$6,863	$1,420	$(8,283)	$5,793

Unaudited Condensed Consolidating Income Statements
Three Months Ended June 30, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$58,796	$37,560	$(4,244)	$92,112
Cost of sales	—	38,452	24,321	(4,244)	58,529

Gross profit	—	20,344	13,239	—	33,583

Operating expenses	1,551	9,806	9,615	—	20,972

Operating (loss) income	(1,551)	10,538	3,624	—	12,611
Interest expense, net	3,024	673	160	—	3,857
Foreign exchange loss (gain), net	—	101	(918)	—	(817)

(Loss) income before income taxes and equity income	(4,575)	9,764	4,382	—	9,571
(Benefit) provision for income taxes	(1,831)	3,884	1,696	—	3,749

(Loss) income before equity income	(2,744)	5,880	2,686	—	5,822
Equity income from subsidiaries	8,566	—	—	(8,566)	—

Net income	$5,822	$5,880	$2,686	$(8,566)	$5,822

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries (continued)
Unaudited Condensed Consolidating Income Statements
Six Months Ended June 30, 2005

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$121,089	$79,100	$(10,111)	$190,078
Cost of sales	—	79,724	53,477	(10,111)	123,090

Gross profit	—	41,365	25,623	—	66,988

Operating expenses	2,804	21,721	20,098	—	44,623

Operating (loss) income	(2,804)	19,644	5,525	—	22,365
Interest expense, net	6,085	1,363	337	—	7,785
Foreign exchange loss, net	1	175	290	—	466

(Loss) income before income taxes and equity income	(8,890)	18,106	4,898	—	14,114
(Benefit) provision for income taxes	(3,929)	7,137	1,903	—	5,111

(Loss) income before equity income	(4,961)	10,969	2,995	—	9,003
Equity income from subsidiaries	13,964	—	—	(13,964)	—

Net income	$9,003	$10,969	$2,995	$(13,964)	$9,003

Unaudited Condensed Consolidating Income Statements
Six Months Ended June 30, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$110,707	$72,742	$(7,887)	$175,562
Cost of sales	—	71,639	48,388	(7,887)	112,140

Gross profit	—	39,068	24,354	—	63,422

Operating expenses	2,812	19,956	19,543	—	42,311

Operating (loss) income	(2,812)	19,112	4,811	—	21,111
Interest expense, net	5,612	1,352	383	—	7,347
Foreign exchange loss (gain), net	—	215	(608)	—	(393)
Other expense	1,236	—	—	—	1,236

(Loss) income before income taxes and equity income	(9,660)	17,545	5,036	—	12,921
(Benefit) provision for income taxes	(3,864)	7,017	1,924	—	5,077

(Loss) income before equity income	(5,796)	10,528	3,112	—	7,844
Equity income from subsidiaries	13,640	—	—	(13,640)	—

Net income	$7,844	$10,528	$3,112	$(13,640)	$7,844

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries (continued)
Unaudited Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2005

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$9,003	$10,969	$2,995	$(13,964)	$9,003
Depreciation and amortization	342	4,289	2,033	—	6,664
Other operating activities	1,956	(1,846)	(6,958)	—	(6,848)

Net cash provided by (used in) operating activities	11,301	13,412	(1,930)	(13,964)	8,819
Investing activities
Capital expenditures	(2)	(632)	(541)	—	(1,175)
Other investing activities	(516)	(150)	42	—	(624)

Net cash used in investing activities	(518)	(782)	(499)	—	(1,799)

Financing activities
Dividends paid	(15,000)	—	—	—	(15,000)
Change in intercompany payables/receivables	(3,712)	(12,136)	1,884	13,964	—
Net borrowings on revolving line of credit	8,000	—	—	—	8,000

Net cash (used in) provided by financing activities	(10,712)	(12,136)	1,884	13,964	(7,000)

Effect of exchange rates on cash	—	—	(47)	—	(47)

Net increase (decrease) in cash and cash equivalents	71	494	(592)	—	(27)
Cash and cash equivalents at beginning of period	398	21	1,902	—	2,321

Cash and cash equivalents at end of period	$469	$515	$1,310	$—	$2,294

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2005
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries (continued)
Unaudited Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$7,844	$10,528	$3,112	$(13,640)	$7,844
Depreciation and amortization	288	4,353	1,433	—	6,074
Other operating activities	4,415	(3,497)	(8,233)	—	(7,315)

Net cash provided by (used in) operating activities	12,547	11,384	(3,688)	(13,640)	6,603
Investing activities
Capital expenditures	—	(598)	(402)	—	(1,000)
Other investing activities	(205)	—	—	—	(205)

Net cash used in investing activities	(205)	(598)	(402)	—	(1,205)

Financing activities
Dividends paid	(25,000)	—	—	—	(25,000)
Change in intercompany payables/receivables	(7,813)	(10,789)	4,962	13,640	—
Net payments on revolving line of credit	(23,200)	—	—	—	(23,200)
Proceeds from issuance of subordinated debentures	121,500	—	—	—	121,500
Principal payments on long-term debt	(72,950)	—	—	—	(72,950)
Financing fees paid	(4,970)	—	—	—	(4,970)

Net cash (used in) provided by financing activities	(12,433)	(10,789)	4,962	13,640	(4,620)

Effect of exchange rates on cash	—	—	16	—	16

Net (decrease) increase in cash and cash equivalents	(91)	(3)	888	—	794
Cash and cash equivalents at beginning of period	400	3	2,018	—	2,421

Cash and cash equivalents at end of period	$309	$—	$2,906	$—	$3,215

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
Market Outlook
Based on our year to date performance, we expect performance in the electrical, commercial and industrial construction, utility and rail markets to increase in the second half of 2005 over 2004 levels. We continue to expect this additional sales growth will be generated through new product introductions and further market penetration.
Results of Operations
The following table sets forth statements of operations data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.0	63.5	64.8	63.9
Gross profit	36.0	36.5	35.2	36.1
Operating expenses	23.0	22.8	23.5	24.1
Interest expense, net	3.9	4.2	4.1	4.1
Foreign exchange loss (gain), net	0.3	(0.9)	0.2	(0.2)
Other expense, net	—	—	—	0.7
Income before income taxes	8.8	10.4	7.4	7.4
Provision for income taxes	3.0	4.1	2.7	2.9
Net income	5.8	6.3	4.7	4.5
Three Months Ended June 30, 2005 Compared With Three Months Ended June 30, 2004
Net sales. Net sales for the three months ended June 30, 2005 were $100.1 million, an increase of $8.0 million, or 8.7%, from net sales of $92.1 million for the three months ended June 30, 2004. This increase in net sales was due primarily to higher sales volume and increased selling prices. This performance is a new record for quarterly net sales and represents the first time that we have achieved quarterly net sales greater than $100.0 million.

Gross profit. Gross profit for the three months ended June 30, 2005 increased by $2.4 million, or 7.3%, to $36.0 million from $33.6 million for the three months ended June 30, 2004. Gross profit margin declined slightly to 36.0% in the three months ended June 30, 2005 from 36.5% in the three months ended June 30, 2004. Gross profit margin decreased primarily due to the significant increases in raw material costs, primarily steel and copper, that the Company experienced beginning late in the second quarter of 2004.
Operating expenses. Operating expenses include engineering and development expenses, selling and marketing expenses, and general and administrative expenses. Operating expenses increased by $2.0 million, or 9.7%, to $23.0 million in the three months ended June 30, 2005 from $21.0 million in the three months ended June 30, 2004. As a percentage of net sales, operating expenses slightly increased to 23.0% in the three months ended June 30, 2005 from 22.8% in the three months ended June 30, 2004.
Interest expense, net. Interest expense for the three months ended June 30, 2005 and 2004 was $3.9 million.
Foreign exchange loss (gain), net. The Company reported a foreign exchange loss of $0.3 million for the three months ended June 30, 2005 compared with a foreign exchange gain of $0.8 million for the three months ended June 30, 2004, primarily due to the strengthening of the U.S. dollar against the Euro in the second quarter of 2005.
Provision for income taxes. The provision for income taxes was $3.1 million for the three months ended June 30, 2005 compared with $3.7 million for the three months ended June 30, 2004. The effective tax rate was 34.6% for the three months ended June 30, 2005 compared with 39.2% for the three months ended June 30, 2004. The Company’s income tax provision for the three months ended June 30, 2005 includes a $0.7 million reduction in income tax expense related to a change in state tax laws.
Net income. As a result of the foregoing, the Company reported net income of $5.8 million for the three months ended June 30, 2005 and 2004.
Six Months Ended June 30, 2005 Compared With Six Months Ended June 30, 2004
Net sales. Net sales for the six months ended June 30, 2005 were $190.1 million, an increase of $14.5 million, or 8.3%, from $175.6 million of net sales for the six months ended June 30, 2004. This increase in net sales was due primarily to higher sales volume and increased selling prices.
Gross profit. Gross profit for the six months ended June 30, 2005 increased by $3.6 million, or 5.6%, to $67.0 million from $63.4 million in the six months ended June 30, 2004. Gross profit margin declined to 35.2% in the six months ended June 30, 2005 from 36.1% in the six months ended June 30, 2004. Gross profit margin decreased primarily due to the significant increases in raw material costs, primarily steel and copper, that the Company experienced starting in the second quarter of 2004.
Operating expenses. Operating expenses in the six months ended June 30, 2005 were $44.6 million, up $2.3 million, or 5.5%, from operating expenses of $42.3 million in the six months ended June 30, 2004. As a percentage of net sales, operating expenses declined to 23.5% in the six months ended June 30, 2005 from 24.1% in the six months ended June 30, 2004.
On February 10, 2005, the Company amended the Health Care Plan to limit eligibility to those employees hired prior to January 1, 1993 that also have at least 24 years of service as of December 31, 2004. This amendment eliminated approximately 50 employees from eligibility and caused the Company to recognize a curtailment gain of $0.1 million in the first quarter of 2005. At the same time, the Company increased retiree contributions such that retirees will pay 100% of medical costs by January 1, 2010. This change in assumption resulted in an unrecognized net gain that is being amortized to income as a component of periodic benefit income.
Interest expense, net. Interest expense for the six months ended June 30, 2005 was $7.8 million compared with $7.3 million for the six months ended June 30, 2004. The increase in interest expense was primarily caused by higher average debt balances in the six months ended June 30, 2005 compared with the six months ended June 30, 2004 as a result of the February 2004 refinancing.
Foreign exchange loss (gain), net. The Company reported a foreign exchange loss of $0.5 million for the six months ended June 30, 2005 compared with a foreign exchange gain of $0.4 million for the six months ended June 30, 2004, primarily due to the stronger U.S. dollar in the first half of 2005 in comparison to the first half of 2004.

Other expense. Other expense for the six months ended June 30, 2004 represented a $1.2 million non-cash charge to write-off previously deferred financing costs and original issue discount costs related to the February 2004 refinancing.
Provision for income taxes. The provision for income taxes was $5.1 million for the six months ended June 30, 2005 and 2004. The effective tax rate was 36.2% for the six months ended June 30, 2005 compared with 39.3% for the six months ended June 30, 2004. The Company’s income tax provision for the six months ended June 30, 2005 includes a $0.7 million reduction in income tax expense related to a change in state tax laws.
Net income. As a result of the foregoing, the Company reported net income of $9.0 million for the six months ended June 30, 2005, an increase of $1.2 million, or 14.8%, from net income of $7.8 million in the six months ended June 30, 2004.
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
The Credit Facility and the Subordinated Notes contain certain customary covenants that impose limitations on the Company, including covenants limiting the ability of the Company and its subsidiaries to sell, pledge or incur liens on assets and to incur additional debt. The Credit Facility also includes requirements to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including minimum net worth, minimum fixed charge coverage ratio, maximum leverage ratio and minimum EBITDA. The Company was in compliance with all covenants of the Credit Facility and the Subordinated Notes, and the conditions of the Credit Facility, at June 30, 2005.
At June 30, 2005, the Company had borrowings outstanding of $8.0 million under the revolving credit line of the Credit Facility, all in U.S. dollars, and letters of credit outstanding of $0.3 million supported by the Credit Facility. The amount available for additional borrowing under the Credit Facility at June 30, 2005 was $66.7 million.
Six Months Ended June 30, 2005 Compared With Six Months Ended June 30, 2004
Cash provided by operating activities for the six months ended June 30, 2005 was $8.8 million compared with $6.6 million for the six months ended June 30, 2004. In comparison to the first half of 2004, the Company’s first half 2005 operating cash flow reflects a $1.7 million increase in net income plus depreciation and amortization, combined with a $0.5 million decrease in cash used for working capital.
Capital expenditures were $1.2 million for the six months ended June 30, 2005, compared with $1.0 million for the six months ended June 30, 2004. We currently do not have any significant capital projects in process.
Cash used in financing activities was $7.0 million for the six months ended June 30, 2005 and reflects $8.0 million of borrowings on the Credit Facility offsetting the $15.0 million dividend paid to the Holders of Global Class L

Shares. The 2004 financing activities primarily reflect the net effect of the February 2004 debt refinancing activities previously discussed.
We have significant future cash commitments, primarily for debt service requirements and scheduled lease payments. There have been no material changes to our cash commitments and commercial commitments in the six months ended June 30, 2005 from those shown as of December 31, 2004 in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” other than the payment in January 2005 of the dividend as discussed above.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net cash provided by operating activities	$16,720	$11,615	$8,819	$6,603
Interest expense, net	3,905	3,857	7,785	7,347
Provision for income taxes	3,062	3,749	5,111	5,077
Foreign exchange (loss) gain, net	(275)	817	(466)	393
Deferred taxes	917	252	1,136	457
Amortization of financing fees and discount on senior subordinated notes included in interest expense, net	(223)	(224)	(446)	(399)
Net changes in operating assets and liabilities	(8,467)	(3,600)	6,623	8,100

EBITDA	$15,639	$16,466	$28,562	$27,578

Critical Accounting Policies and Estimates
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K filed with the SEC March 9, 2005 under the caption “Critical Accounting Policies and Estimates” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In particular, judgment is used in areas such as determining the allowance for doubtful accounts and inventory valuation reserves, goodwill and indefinite lived intangible assets, product warranty costs, debt covenants and deferred tax assets.
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
In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which replaces the prior SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, awards of liability instruments will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. This new standard will become effective for the Company on January 1, 2006. While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our consolidated results of operations, financial position or cash flows.
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
We are exposed to interest rate risk associated with borrowings under our Credit Facility. Borrowings under the Credit Facility bear interest at variable rates, based upon published indices. In order to partially mitigate this exposure, we have occasionally entered into interest rate swaps to fix a portion of our interest payable. There were no interest rate swaps outstanding as of June 30, 2005.
We are also exposed to various foreign currency risks, i.e., there is a risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our foreign currency exchange rate risks primarily relate to the Euro, the Australian dollar and the Brazilian real. We monitor these risks, and attempt to establish offsetting positions, when practical, between our various subsidiaries. Under our Credit Facility, we also have the option of denominating a portion of our borrowings in multiple foreign currencies. There are no amounts outstanding under the multicurrency borrowing options at June 30, 2005. We had net assets denominated in foreign currencies of approximately $44.4 million associated with our foreign subsidiaries at June 30, 2005.
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
Item 4. Controls and Procedures
As of June 30, 2005 an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
August 10, 2005

By:	/s/ Jeffrey R. Steinhilber

Name:	Jeffrey R. Steinhilber
Title:	Chief Financial Officer and Director
August 10, 2005