Form 10-Q
period 2005-09-30
ERICO INTERNATIONAL CORP
filed 2005-11-02
CIK 1285222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 2, 2005, the registrant had one outstanding share of common stock.

PART 1. FINACIAL INFORMATION
Item 1. Financial Statements
ERICO International Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,009	$2,321
Trade accounts receivable, net	65,218	50,485
Inventories, net	47,262	59,600
Other current assets	6,078	8,909

Total current assets	126,567	121,315

Property, plant and equipment, net	43,958	52,522
Goodwill	101,847	101,303
Other intangible assets, net	36,844	36,905
Other assets	10,085	10,676

Total assets	$319,301	$322,721

Liabilities and stockholder’s net investment
Current liabilities:
Trade accounts payable	$26,736	$26,422
Accrued compensation	14,870	13,446
Dividend payable	—	15,000
Other current liabilities	20,587	21,874

Total current liabilities	62,193	76,742

Long-term debt	152,175	152,175
Deferred income taxes	29,082	28,894
Other long-term liabilities	15,195	16,785

Stockholder’s net investment:
Common stock, par value $1.00 per share, 1,500,000 shares authorized, 1 share issued and outstanding	—	—
Parent company investment	63,323	46,699
Accumulated other comprehensive (loss) income	(2,667)	1,426

Total stockholder’s net investment	60,656	48,125

Total liabilities and stockholder’s net investment	$319,301	$322,721

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries
Condensed Consolidated Income Statements (Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$104,435	$92,398	$294,513	$267,960
Cost of sales	65,318	59,468	188,408	171,608

Gross profit	39,117	32,930	106,105	96,352
Operating expenses	23,435	22,356	68,058	64,667

Operating income	15,682	10,574	38,047	31,685
Interest expense, net	3,658	3,927	11,443	11,274
Foreign exchange loss (gain), net	196	212	662	(181)
Other expense	—	500	—	1,736

Income before income taxes	11,828	5,935	25,942	18,856
Provision for income taxes	4,207	2,349	9,318	7,426

Net income	$7,621	$3,586	$16,624	$11,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities
Net income	$16,624	$11,430
Depreciation and amortization	9,594	9,049
Other operating activities	(3,083)	(10,558)

Net cash provided by operating activities	23,135	9,921

Investing activities
Capital expenditures	(1,810)	(2,024)
Other investing activities	(559)	(463)

Net cash used in investing activities	(2,369)	(2,487)

Financing activities
Dividends paid	(15,000)	(25,000)
Net payments on revolving line of credit	—	(26,100)
Proceeds from issuance of subordinated debt	—	121,500
Principal payments on long-term debt	—	(72,950)
Financing fees paid	—	(5,582)

Net cash used in financing activities	(15,000)	(8,132)

Effect of exchange rate changes on cash and cash equivalents	(78)	15

Increase (decrease) in cash and cash equivalents	5,688	(683)
Cash and cash equivalents at beginning of period	2,321	2,421

Cash and cash equivalents at end of period	$8,009	$1,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(Dollars in thousands)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of ERICO International Corporation and subsidiaries (“ERICO” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read together with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 9, 2005. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
September 30, 2005
(Dollars in thousands)
2. Inventories
Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	September 30,	December 31,
	2005	2004
Finished goods	$37,672	$51,439
Work in process	4,379	4,166
Raw materials	10,236	9,515

	52,287	65,120
Inventory reserves	(5,025)	(5,520)

Inventories, net	$47,262	$59,600

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
The following table displays the gross carrying amount, accumulated amortization amount and net carrying value for finite-lived intangible assets and indefinite-lived intangible assets:

	September 30, 2005
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Finite-lived intangible assets:
Patents	$4,011	$(1,424)	$2,587
Customer relationships	787	(112)	675

	$4,798	$(1,536)	$3,262

Indefinite-lived intangible assets:
Trademarks	$33,582	$—	$33,582
Goodwill	101,847	—	101,847

	$135,429	$—	$135,429

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(Dollars in thousands)
3. Goodwill and Other Intangible Assets (continued)

	December 31, 2004
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Finite-lived intangible assets:
Patents	$3,647	$(1,010)	$2,637
Customer relationships	787	(82)	705

	$4,434	$(1,092)	$3,342

Indefinite-lived intangible assets:
Trademarks	$33,563	$—	$33,563
Goodwill	101,303	—	101,303

	$134,866	$—	$134,866

Amortization expense for finite-lived intangible assets was $146 and $209 for the three months ended September 30, 2005 and 2004, respectively, and $444 and $459 for the nine months ended September 30, 2005 and 2004, respectively. Based upon the gross carrying amount of finite-lived intangible assets as of September 30, 2005, amortization expense for 2005 through 2010 is expected to be approximately $600 per year.
4. Debt and Financing Arrangements
Long-term debt at September 30, 2005 and December 31, 2004 consists of the following:

	September 30,	December 31,
	2005	2004
8.875% subordinated notes, due 2012	$151,500	$151,500
Other notes, due 2009	675	675

	$152,175	$152,175

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

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(Dollars in thousands)
4. Debt and Financing Arrangements (continued)
The Credit Facility and the Subordinated Notes contain certain customary covenants that impose limitations on the Company, including covenants limiting the ability of the Company and its subsidiaries to sell, pledge or incur liens on assets and to incur additional debt. The Credit Facility also includes requirements to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including minimum net worth, minimum fixed charge coverage ratio, maximum leverage ratio and minimum net income before interest expense, net, income taxes, depreciation, amortization and certain other non-cash, non-recurring items (“EBITDA”). The Company was in compliance with all covenants of the Credit Facility and the Subordinated Notes, and the conditions of the Credit Facility, at September 30, 2005.
At September 30, 2005, the Company did not have any borrowings outstanding under the revolving credit line of the Credit Facility, but did have letters of credit outstanding of $40 supported by the Credit Facility. The amount available for additional borrowing under the Credit Facility at September 30, 2005 was $74,960.
In October 2005, the Company purchased and retired $10,500 of its Subordinated Notes that were offered for sale in the open market. The Company paid varying prices representing principal, accrued interest and a premium.
5. Income Taxes
The Company’s income tax provision was $4,207 or 35.6%, and $2,349, or 39.6%, for the three months ended September 30, 2005 and 2004, respectively, and $9,318 or 35.9%, and $7,426, or 39.4%, for the nine months ended September 30, 2005 and 2004, respectively. The Company’s income tax provision for the nine months ended September 30, 2005 includes a $698 reduction in income tax expense related to a change in state tax laws. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes, due principally to rates on foreign income, state and local taxes, exclusions related to profits on export sales and tax credits.
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
September 30, 2005
(Dollars in thousands)
6. Post-Retirement Benefit Plan (continued)
The following table sets forth the components of net periodic (income) expense for the Company’s Health Care Plan for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$1	$29	$4	$87
Interest cost	7	98	31	295
Amortization of net gain	(106)	—	(416)	—
Curtailment gain	—	—	(68)	—

Net periodic (income) expense	$(98)	$127	$(449)	$382

On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). On May 19, 2004, the Financial Accounting Standards Board issued Financial Staff Position Number 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP”). The FSP was effective for the three-month period ending September 30, 2004. In September 2005, the Company determined the benefits provided by the Company’s Health Care Plan are actuarially equivalent to Medicare Part D under the Medicare Act, and the Company has applied to receive the applicable subsidy from Medicare. However, the Company’s accumulated post-retirement benefit obligation at September 30, 2005 and net periodic (income) expense for the three and nine months ended September 30, 2005 and 2004 do not reflect any amount associated with the Medicare Act because the Company believes the effects of the Medicare Act on the accumulated post-retirement benefit obligation and post-retirement benefit cost will be immaterial.
7. Commitments and Contingencies
The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company’s management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.
8. Comprehensive Income
Accumulated other comprehensive (loss) income of ($2,667) and $1,426 at September 30, 2005 and December 31, 2004, respectively, consists entirely of foreign currency translation adjustments. Total comprehensive income and its components are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$7,621	$3,586	$16,624	$11,430
Foreign currency translation adjustments	178	1,279	(4,093)	(446)

Comprehensive income	$7,799	$4,865	$12,531	$10,984

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries
The following unaudited condensed consolidating financial statements set forth the Company’s balance sheets as of September 30, 2005 and December 31, 2004, the statements of income for the three and nine months ended September 30, 2005 and 2004 and the statements of cash flows for the nine months ended September 30, 2005 and 2004. In the following schedules, “Parent” refers to ERICO International Corporation, Holding and Global, collectively, “Guarantor Subsidiary” refers to ERICO Products, Inc., ERICO International Corporation’s sole domestic subsidiary, and “Non-Guarantor Subsidiaries” refers to ERICO International Corporation’s non-U.S. subsidiaries. “Eliminations” represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in ERICO International Corporation’s subsidiaries.
Unaudited Condensed Consolidating Balance Sheets
September 30, 2005

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$2,291	$36	$5,682	$—	$8,009
Trade accounts receivable, net	—	35,722	29,496	—	65,218
Inventories, net	—	27,041	20,221	—	47,262
Other current assets	1,285	2,522	2,271	—	6,078

Total current assets	3,576	65,321	57,670	—	126,567

Property, plant and equipment, net	173	33,801	9,984	—	43,958
Goodwill	101,847	—	—	—	101,847
Other intangible assets, net	36,844	—	—	—	36,844
Investment in and advances to subsidiaries	99,274	—	—	(99,274)	—
Other assets	6,203	3,006	876	—	10,085

Total assets	$247,917	$102,128	$68,530	$(99,274)	$319,301

Trade accounts payable	$—	$20,229	$6,507	$—	$26,736
Accrued compensation	1,533	8,175	5,162	—	14,870
Other current liabilities	1,686	8,433	10,468	—	20,587

Total current liabilities	3,219	36,837	22,137	—	62,193

Long-term debt	151,500	675	—	—	152,175
Deferred income taxes	22,015	5,750	1,317	—	29,082
Intercompany payable	—	6,314	58,066	(64,380)	—
Other long-term liabilities	7,860	6,077	1,258	—	15,195

Total stockholder’s net investment	63,323	46,475	(14,248)	(34,894)	60,656

Total liabilities and stockholder’s net investment	$247,917	$102,128	$68,530	$(99,274)	$319,301

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries (continued)
Condensed Consolidating Balance Sheets
December 31, 2004

			Non -
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
September 30, 2005
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries (continued)
Unaudited Condensed Consolidating Income Statements
Three Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$68,431	$40,588	$(4,584)	$104,435
Cost of sales	—	43,398	26,504	(4,584)	65,318

Gross profit	—	25,033	14,084	—	39,117
Operating expenses	1,834	11,858	9,743	—	23,435

Operating (loss) income	(1,834)	13,175	4,341	—	15,682
Interest expense, net	2,792	681	185	—	3,658
Foreign exchange loss, net	—	59	137	—	196

(Loss) income before income taxes and equity income	(4,626)	12,435	4,019	—	11,828
(Benefit) provision for income taxes	(2,651)	4,867	1,991	—	4,207

(Loss) income before equity income	(1,975)	7,568	2,028	—	7,621
Equity income from subsidiaries	9,596	—	—	(9,596)	—

Net income	$7,621	$7,568	$2,028	$(9,596)	$7,621

Unaudited Condensed Consolidating Income Statements
Three Months Ended September 30, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$59,139	$37,306	$(4,047)	$92,398
Cost of sales	—	39,187	24,328	(4,047)	59,468

Gross profit	—	19,952	12,978	—	32,930
Operating expenses	2,319	10,561	9,476	—	22,356

Operating (loss) income	(2,319)	9,391	3,502	—	10,574

Interest expense, net	3,077	683	167	—	3,927
Foreign exchange loss, net	—	85	127	—	212
Other expense	500	—	—	—	500

(Loss) income before income taxes and equity income	(5,896)	8,623	3,208	—	5,935
(Benefit) provision for income taxes	(2,374)	3,443	1,280	—	2,349

(Loss) income before equity income	(3,522)	5,180	1,928	—	3,586
Equity income from subsidiaries	7,108	—	—	(7,108)	—

Net income	$3,586	$5,180	$1,928	$(7,108)	$3,586

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries (continued)
Unaudited Condensed Consolidating Income Statements
Nine Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$189,520	$119,688	$(14,695)	$294,513
Cost of sales	—	123,122	79,981	(14,695)	188,408

Gross profit	—	66,398	39,707	—	106,105
Operating expenses	4,638	33,579	29,841	—	68,058

Operating (loss) income	(4,638)	32,819	9,866	—	38,047
Interest expense, net	8,877	2,044	522	—	11,443
Foreign exchange loss, net	1	234	427	—	662

(Loss) income before income taxes and equity income	(13,516)	30,541	8,917	—	25,942
(Benefit) provision for income taxes	(6,580)	12,004	3,894	—	9,318

(Loss) income before equity income	(6,936)	18,537	5,023	—	16,624
Equity income from subsidiaries	23,560	—	—	(23,560)	—

Net income	$16,624	$18,537	$5,023	$(23,560)	$16,624

Unaudited Condensed Consolidating Income Statements
Nine Months Ended September 30, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$169,846	$110,048	$(11,934)	$267,960
Cost of sales	—	110,826	72,716	(11,934)	171,608

Gross profit	—	59,020	37,332	—	96,352
Operating expenses	5,131	30,517	29,019	—	64,667

Operating (loss) income	(5,131)	28,503	8,313	—	31,685
Interest expense, net	8,689	2,035	550	—	11,274
Foreign exchange loss (gain), net	—	300	(481)	—	(181)
Other expense	1,736	—	—	—	1,736

(Loss) income before income taxes and equity income	(15,556)	26,168	8,244	—	18,856
(Benefit) provision for income taxes	(6,238)	10,460	3,204	—	7,426

(Loss) income before equity income	(9,318)	15,708	5,040	—	11,430
Equity income from subsidiaries	20,748	—	—	(20,748)	—

Net income	$11,430	$15,708	$5,040	$(20,748)	$11,430

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries (continued)
Unaudited Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$16,624	$18,537	$5,023	$(23,560)	$16,624
Depreciation and amortization	509	6,301	2,784	—	9,594
Other operating activities	(182)	(350)	(2,551)	—	(3,083)

Net cash provided by (used in) operating activities	16,951	24,488	5,256	(23,560)	23,135
Investing activities
Capital expenditures	(10)	(1,038)	(762)	—	(1,810)
Other investing activities	(581)	(85)	107	—	(559)

Net cash used in investing activities	(591)	(1,123)	(655)	—	(2,369)

Financing activities
Dividends paid	(15,000)	—	—	—	(15,000)
Change in intercompany payables/receivables	533	(23,350)	(743)	23,560	—
Net borrowings on revolving line of credit	—	—	—	—	—

Net cash (used in) provided by financing activities	(14,467)	(23,350)	(743)	23,560	(15,000)

Effect of exchange rates on cash	—	—	(78)	—	(78)

Net increase in cash and cash equivalents	1,893	15	3,780	—	5,688
Cash and cash equivalents at beginning of period	398	21	1,902	—	2,321

Cash and cash equivalents at end of period	$2,291	$36	$5,682	$—	$8,009

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2005
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries (continued)
Unaudited Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$11,430	$15,708	$5,040	$(20,748)	$11,430
Depreciation and amortization	534	6,417	2,098	—	9,049
Other operating activities	4,954	(6,386)	(9,126)	—	(10,558)

Net cash provided by (used in) operating activities	16,918	15,739	(1,988)	(20,748)	9,921
Investing activities
Capital expenditures	(2)	(1,258)	(764)	—	(2,024)
Other investing activities	(706)	3	240	—	(463)

Net cash used in investing activities	(708)	(1,255)	(524)	—	(2,487)

Financing activities
Transfer to parent company	(25,000)	—	—	—	(25,000)
Change in intercompany payables/receivables	(7,957)	(14,487)	1,696	20,748	—
Net payments on revolving line of credit	(26,100)	—	—	—	(26,100)
Proceeds from issuance of subordinated debentures	121,500	—	—	—	121,500
Principal payments on long-term debt	(72,950)	—	—	—	(72,950)
Financing fees paid	(5,582)	—	—	—	(5,582)

Net cash (used in) provided by financing activities	(16,089)	(14,487)	1,696	20,748	(8,132)

Effect of exchange rates on cash	—	—	15	—	15

Net increase (decrease) in cash and cash equivalents	121	(3)	(801)	—	(683)
Cash and cash equivalents at beginning of period	400	3	2,018	—	2,421

Cash and cash equivalents at end of period	$521	$—	$1,217	$—	$1,738

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Market Outlook
Based on our year to date performance and our positive outlook for the remainder of the year, we expect continued strong operating results driven by increased sales in the electrical, commercial and industrial construction, utility and rail markets in the fourth quarter of 2005 in comparison to 2004 levels. We continue to expect this additional sales growth will be generated through higher sales volume, new product introductions and further market penetration.
Results of Operations
The following table sets forth statements of operations data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.5	64.4	64.0	64.0
Gross profit	37.5	35.6	36.0	36.0
Operating expenses	22.5	24.2	23.1	24.1
Interest expense, net	3.5	4.3	3.9	4.2
Foreign exchange loss (gain), net	0.2	0.2	0.2	—
Other expense, net	—	0.5	—	0.6
Income before income taxes	11.3	6.4	8.8	7.1
Provision for income taxes	4.0	2.5	3.2	2.8
Net income	7.3	3.9	5.6	4.3
Three Months Ended September 30, 2005 Compared With Three Months Ended September 30, 2004
Net sales. Net sales for the three months ended September 30, 2005 were $104.4 million, an increase of $12.0 million, or 13.0%, from net sales of $92.4 million for the three months ended September 30, 2004. This increase in net sales was due primarily to increased selling prices and higher sales volumes. This performance is a new record for quarterly net sales.

Gross profit. Gross profit for the three months ended September 30, 2005 increased by $6.2 million, or 18.8%, to $39.1 million from $32.9 million for the three months ended September 30, 2004. Gross profit margin increased to 37.5% in the three months ended September 30, 2005 from 35.6% in the three months ended September 30, 2004. Gross profit margin increased primarily due to increased selling prices and higher sales volumes, partially offset by increases in raw material costs, primarily steel and copper, that the Company has experienced since the late second quarter of 2004.
Operating expenses. Operating expenses include engineering and development expenses, selling and marketing expenses, and general and administrative expenses. Operating expenses increased by $1.0 million, or 4.8%, to $23.4 million in the three months ended September 30, 2005 from $22.4 million in the three months ended September 30, 2004. As a percentage of net sales, operating expenses decreased to 22.5% in the three months ended September 30, 2005 from 24.2% in the three months ended September 30, 2004, primarily due to higher sales levels and ongoing control of expenses.
Interest expense, net. Interest expense for the three months ended September 30, 2005 and 2004 was $3.7 and $3.9 million, respectively, primarily reflecting interest on the Company’s Subordinated Notes.
Foreign exchange loss (gain), net. The Company reported a foreign exchange loss of $0.2 million for the three months ended September 30, 2005 and September 30, 2004, primarily due to the strengthening of the U.S. dollar against the Euro in both periods.
Other expense. Other expense for the three months ended September 30, 2004 represented a $0.5 million non-cash charge to write-off previously deferred financing costs and original issue discount costs related to the August 2004 exchange of 11.0% senior subordinated notes for our Subordinated Notes.
Provision for income taxes. The provision for income taxes was $4.2 million for the three months ended September 30, 2005 compared with $2.3 million for the three months ended September 30, 2004. The effective tax rate was 35.6% for the three months ended September 30, 2005 compared with 39.6% for the three months ended September 30, 2004. The decrease in the effective tax rate is primarily the result of increased exclusions related to profits on export sales and tax credits available to the Company.
Net income. As a result of the foregoing, the Company reported net income of $7.6 million for the three months ended September 30, 2005, an increase of $4.0 million, or 112.5%, from net income of $3.6 million for the three months ended September 30, 2004.
Nine Months Ended September 30, 2005 Compared With Nine Months Ended September 30, 2004
Net sales. Net sales for the nine months ended September 30, 2005 were $294.5 million, an increase of $26.5 million, or 9.9%, from $268.0 million of net sales for the nine months ended September 30, 2004. This increase in net sales was due primarily to increased selling prices and higher sales volumes.
Gross profit. Gross profit for the nine months ended September 30, 2005 increased by $9.7 million, or 10.1%, to $106.1 million from $96.4 million in the nine months ended September 30, 2004. Gross profit margin was 36.0% in the nine months ended September 30, 2005 and in the nine months ended September 30, 2004. Gross profit increased primarily due to increased selling prices and higher sales volumes.
Operating expenses. Operating expenses in the nine months ended September 30, 2005 were $68.1 million, up $3.4 million, or 5.2%, from operating expenses of $64.7 million in the nine months ended September 30, 2004. As a percentage of net sales, operating expenses declined to 23.1% in the nine months ended September 30, 2005 from 24.1% in the nine months ended September 30, 2004, primarily due to higher sales levels.
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
Interest expense, net. Interest expense for the nine months ended September 30, 2005 was $11.4 million compared with $11.3 million for the nine months ended September 30, 2004. The increase in interest expense was primarily caused by slightly higher average debt balances in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 as a result of the February 2004 refinancing.
Foreign exchange loss (gain), net. The Company reported a foreign exchange loss of $0.7 million for the nine months ended September 30, 2005 compared with a foreign exchange gain of $0.2 million for the nine months ended September 30, 2004, primarily due to the stronger U.S. dollar in the first nine months of 2005 in comparison to the first nine months of 2004.
Other expense. Other expense for the nine months ended September 30, 2004 was $1.7 million and consisted primarily of a non-cash charge of $1.2 million related to the write-off of previously deferred financing costs and original issue discount costs resulting from the February 2004 refinancing of our Credit Facility and $0.5 million of previously deferred financing costs and original issue discount costs related to the August 2004 exchange of 11.0% senior subordinated notes for our Subordinated Notes.
Provision for income taxes. The provision for income taxes was $9.3 million for the nine months ended September 30, 2005 and was $7.4 million for the nine months ended September 30, 2004. The effective tax rate was 35.9% for the nine months ended September 30, 2005 compared with 39.4% for the nine months ended September 30, 2004. The Company’s income tax provision and decreased effective tax rate for the nine months ended September 30, 2005 are due to the benefits of increased exclusions related to profits on export sales and tax credits available to the Company, combined with a $0.7 million reduction in income tax expense related to a change in state tax laws.
Net income. As a result of the foregoing, the Company reported net income of $16.6 million for the nine months ended September 30, 2005, an increase of $5.2 million, or 45.4%, from net income of $11.4 million in the nine months ended September 30, 2004.
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
The Credit Facility and the Subordinated Notes contain certain customary covenants that impose limitations on the Company, including covenants limiting the ability of the Company and its subsidiaries to sell, pledge or incur liens on assets and to incur additional debt. The Credit Facility also includes requirements to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including minimum net worth, minimum fixed charge coverage ratio, maximum leverage ratio and minimum EBITDA. The Company was in compliance with all covenants of the Credit Facility and the Subordinated Notes, and the conditions of the Credit Facility, at September 30, 2005.
At September 30, 2005, the Company did not have any borrowings outstanding under the revolving credit line of the Credit Facility, but did have letters of credit outstanding of $0.1 million supported by the Credit Facility. The amount available for additional borrowing under the Credit Facility at September 30, 2005 was $74.9 million.

In October 2005, the Company purchased $10.5 million of its Subordinated Notes that were offered for sale in the open market. The Company paid varying prices representing principal, accrued interest and a premium.
Nine Months Ended September 30, 2005 Compared With Nine Months Ended September 30, 2004
Cash provided by operating activities for the nine months ended September 30, 2005 was $23.1 million, compared with $9.9 million for the nine months ended September 30, 2004. In comparison to the first nine months of 2004, the Company’s operating cash flow for the first nine months of 2005 reflects a $5.7 million increase in net income plus depreciation and amortization, combined with a $7.5 million decrease in cash used for working capital, primarily due to a reduction in inventory levels.
Capital expenditures were $1.8 million for the nine months ended September 30, 2005, compared with $2.0 million for the nine months ended September 30, 2004. We currently do not have any significant capital projects in process.
Cash used in financing activities was $15.0 million for the nine months ended September 30, 2005 and reflects the $15.0 million dividend paid to the holders of Global Class L Shares in January 2005. The 2004 financing activities primarily reflect the net effect of the February 2004 debt refinancing activities previously discussed.
We have significant future cash commitments, primarily for debt service requirements and scheduled lease payments. There have been no material changes to our cash commitments and commercial commitments in the nine months ended September 30, 2005 from those shown as of December 31, 2004 in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” other than the payment in January 2005 of the dividend as discussed above.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net cash provided by operating activities	$14,316	$3,318	$23,135	$9,921
Interest expense, net	3,658	3,927	11,443	11,274
Provision for income taxes	4,207	2,349	9,318	7,426
Foreign exchange (loss) gain, net	(196)	(212)	(662)	181
Deferred taxes	209	233	1,345	690
Amortization of financing fees and discount on senior subordinated notes included in interest expense, net	(223)	(287)	(669)	(686)
Net changes in operating assets and liabilities	(3,554)	4,009	3,069	12,109

EBITDA	$18,417	$13,337	$46,979	$40,915

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
Risks, uncertainties and contingencies that could cause actual results to vary materially from those anticipated in forward-looking statements in this report include general economic conditions in the markets in which we operate and industry related and other factors including, without limitation, the following:
•	the availability of sufficient amounts of raw materials, particularly steel and copper, and our ability to acquire these raw materials on an economic basis;

•	risks associated with foreign operations, including fluctuations in exchange rates of foreign currencies;

•	competitive pressures on pricing;

•	operational issues at our facilities;

•	availability of financing to fund operations at anticipated rates and terms;

•	prolonged work stoppages;

•	governmental or regulatory policies;

•	product warranty, product liability and product recall costs;

•	rapid increases in health care costs;

•	our acquisition activities;

•	our substantial debt and leverage and our ability to service our debt;

•	the restrictive covenants contained in the agreements governing our indebtedness;

•	our ability to realize revenue growth;

•	our ability to implement initiatives designed to increase operating efficiencies and improve results;

•	the loss of major customers;

•	and acts of war or terrorism.
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
We are exposed to interest rate risk associated with borrowings under our Credit Facility. Borrowings under the Credit Facility bear interest at variable rates, based upon published indices. In order to partially mitigate this exposure, we have occasionally entered into interest rate swaps to fix a portion of our interest payable. There were no interest rate swaps outstanding as of September 30, 2005.
We are also exposed to various foreign currency risks, i.e., there is a risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our foreign currency exchange rate risks primarily relate to the Euro, the Australian dollar and the Brazilian real. We monitor these risks, and attempt to establish offsetting positions, when practical, between our various subsidiaries. Under our Credit Facility, we also have the option of denominating a portion of our borrowings in multiple foreign currencies. There are no amounts outstanding under the multicurrency borrowing options at September 30, 2005. We had net assets denominated in foreign currencies of approximately $43.8 million associated with our foreign subsidiaries at September 30, 2005.
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
Item 4. Controls and Procedures
As of September 30, 2005 an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit Number	Description of Document
10.1	Amendment No. 3 to Second Amended and Restated Multicurrency Credit and Security Agreement, dated as of December 2, 2002, by and among ERICO International Corporation, ERICO Products, Inc. and ERICO Europa B.V., as Borrowers, and the Banks that are signatories thereto and LaSalle Bank National Association, as Administrative Agent, Lead Arranger and Issuing Bank, and General Electric Capital Corporation, as Co-Lead Arranger and Co-Documentation Agent, National City Bank as Syndication Agent, and Key Bank National Association, as Documentation Agent (the “Second Amended and Restated Multicurrency Credit and Security Agreement”) dated as of December 22, 2004.

10.2	Amendment No. 4 to the Second Amended and Restated Multicurrency Credit and Security Agreement, dated as of June 16, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Financial Officer and Chief Executive Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ERICO INTERNATIONAL CORPORATION

By:	/s/ William H. Roj

Name:	William H. Roj
Title:	Chairman, Chief Executive Officer
and Director
November 2, 2005

By:	/s/ Jeffrey R. Steinhilber

Name:	Jeffrey R. Steinhilber
Title:	Chief Financial Officer and Director
November 2, 2005