Form 10-K
period 2005-12-31
ERICO INTERNATIONAL CORP
filed 2006-03-10
CIK 1285222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 333-115267

ERICO INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-0201460
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
30575 Bainbridge Road
Suite 300
Solon, Ohio 44139
(440) 349-2630
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 10, 2006, the registrant had one share of common stock outstanding, which was owned by ERICO Holding Company.

FORWARD-LOOKING STATEMENTS
     ERICO International Corporation is making this statement in order to satisfy the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K includes forward-looking statements relating to the business of the Company that are not historical facts. These “forward-looking statements” can be identified by the use of terminology such as “believe,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “continue,” “positioned,” “strategy” and similar expressions. You should be aware that those statements are only our predictions. The forward-looking statements included in this report are not guarantees of future performance, and should one or more of these, or other, risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results could differ materially from those contemplated by these forward-looking statements. In the light of these risks and uncertainties, we cannot assure you that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which, unless otherwise noted, speak only as of the date of this report. The Company undertakes no obligation, except as required by law, to update these statements.
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
     For more information on risks and uncertainties that could cause results to vary materially from those anticipated in the forward-looking statements included in this report, see the discussion under “Risk Factors” in Part I, Item 1A of this report.
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

PART I
ITEM 1. BUSINESS.
Our Company
     ERICO International Corporation (“ERICO” or the “Company”) was founded in 1903 in Cleveland, Ohio, as the Electric Railway Improvement Company. Today, we are a leading designer, manufacturer and marketer of precision-engineered specialty metal products serving global niche product markets in a diverse range of electrical, construction, utility and rail applications. Our product lines share a number of common characteristics, including leading market positions, innovative solutions, quality product offerings, superior technical performance and strong brand names. In the majority of cases, we developed proprietary products that created the market niches in which we compete. We benefit from marketing, manufacturing and engineering economies of scale versus competitors in most of our product lines. Our product lines must meet stringent technical specifications, including in some cases industry or governmental specifications and codes. We sell our products through well-established distribution networks to a highly diversified customer base, which includes many companies that have been ERICO customers for decades. Approximately 60% of our sales are generated within North America, with the remaining 40% generated in Europe, Asia and Latin America. For the year ended December 31, 2005, we had net sales of $390.7 million, cash flow from operations of $47.1 million and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $58.5 million. For a reconciliation of EBITDA to net cash provided by operating activities, which we believe to be the closest measure under accounting principles generally accepted in the United States (“GAAP”) to EBITDA, and for an explanation of why we present EBITDA, see Note 1 in Item 6, Selected Financial Data, in this report.
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
Our Products
     We have seven product lines used in electrical, construction, utility and rail applications. Each of these product lines benefits from our long-standing reputation of providing premium, precision-engineered products marketed under trusted brand names. Our products are sold through a well-established global sales and distribution network. Our product lines are:
     CADDY Electrical. Our CADDY Electrical fixings, fasteners and supports consist of a broad line of specialty clips, clamps, hangers and straps. Electricians and information transport system installers use our products to hang, support or affix wire, cable or conduit to drywall, studs or metal substructures, primarily in electrical, construction and telecommunications applications. Our products provide significant labor savings and technical superiority compared to the traditional methods of installation. We sell our electrical fixings, fasteners and support products under the CADDY brand name, which benefits from global customer recognition and has a strong reputation for quality in the marketplace. We market directly to tens of thousands of electricians and information transport system installers worldwide who often request our products by brand name. We invented the concept of using spring steel fasteners for hanging electrical wire in the 1950s, and we currently offer a very broad range of products representing over 700 different stock products.
     ERITECH. Our ERITECH electrical products consist of grounding, bonding, surge and lightning protection products and systems used to protect facilities from electrical hazards. Electricians, utilities, telecommunications companies and construction contractors use our products to ground and dissipate electrical energy and protect against lightning and other electrical surges in buildings and other facilities. Our electrical protection products are marketed under our CADWELD, CRITEC and ERITECH brand names through electrical distributors and direct to certain utilities and facility owners. Our products are broadly recognized as the quality standard for electrical hazard protection and the CADWELD brand name is synonymous with exothermic bonding (low-resistance molecular connections). We invented copper exothermic welding connections and developed the most advanced manufacturing process for exothermics and copper-bonded ground rods.
     CADDY Mechanical. Our CADDY Mechanical fixings, fasteners and supports consist of specialty metal hangers, clamps, clips, fasteners and support products. Plumbers, heating, ventilation and air conditioning, or HVAC, and sprinkler installers use our products to hang, support and position pipes, ducts and fire protection and seismic systems. We market directly to tens of thousands of plumbers and HVAC installers worldwide under the CADDY brand name. We established this product line in 1997 to take advantage of expansion of our hanger innovation and manufacturing expertise.
     LENTON. Our LENTON concrete reinforcement products consist of a complete line of rebar-splicing systems and other reinforcing products, which are utilized to connect the steel reinforcement rods that provide the essential structural support and integrity for concrete construction methods. Our rebar couplers offer improved architectural and structural solutions over traditional lapping methods, which translates into engineering and architectural benefits to end-users. We sell these products under our LENTON brand name primarily to steel fabricators and large construction contractors.
     ERIFLEX. Our ERIFLEX low voltage panel components consist of current-carrying connectors, supports and other non-active electrical panel components designed to reduce the size of, and facilitate the easy assembly of, electrical panels. We market these products through the ERIFLEX brand name to electricians and original equipment manufacturer panel builders. Our products offer unlimited twisting and bending possibilities and provide space optimization and cost reduction advantages for our customers. We invented flexible insulated laminated copper busbar in the early 1980s.
     ERICO Rail & Industrial. Our ERICO Rail and Industrial products include a wide variety of connecting and bonding products based on our exothermic connection technology. Our exothermic bonds produce a permanent low-resistance molecular connection that is suitable for use in the field or in volatile environments. In addition to our industrial connection products sold under our CADWELD brand, our rail product line, which includes rail bonds and surge protection products, is marketed directly to the railroad industry and sold under the ERICO brand name.
     ERICO Specialty Products. Our ERICO specialty products for electrical and construction applications include a variety of products designed for residential construction, the retail sales channel and other sales channels. The products include electrical and construction products. This product line is sold under the recognized brand names of CADDY and ERITECH. We continue to develop specialty products for these channels and are also adapting existing products from our other product lines.
Customers
     We serve a diverse range of customers in the electrical, construction, utility and rail industries. In addition to the breadth of our customer base, we have established long-term relationships with many of our customers and can trace some relationships back more than 80 years. Our CADDY Electrical fixings, fasteners and supports and ERITECH electrical products are primarily distributed through electrical and information transport system distributors, as well as directly to certain utilities and telecommunications companies. All major electrical distributors worldwide carry our CADDY, CADWELD and ERITECH brand products. All of the ten largest U.S. electrical utilities use the CADWELD and ERITECH products. Our concrete reinforcement and rail and industrial products are sold directly to steel fabricators, construction contractors and rail companies. The five largest steel fabricators in the U.S. and in Europe purchase the LENTON product line. All major North American rail companies and four of the five largest international railroads purchase our rail products. In Europe, our ERIFLEX low voltage panel components are sold exclusively through distributors, while in the U.S. most ERIFLEX products are sold directly to OEMs. The six largest worldwide OEMs that produce electrical panels purchase our ERIFLEX product line. Our CADDY Mechanical fixings, fasteners and supports are sold through mechanical distributors, with the exception of those products sold into the fire protection market, which are primarily sold directly to installers.
     For the years ended December 31, 2005, 2004 and 2003, no single end-user exceeded 1% of our net sales and no single distributor exceeded 5% of our net sales. Customers located outside of the United States accounted for 40.1%, 41.1% and 39.6% of our net sales for the years ended December 31, 2005, 2004 and 2003, respectively.
Marketing and Sales
     As of December 31, 2005, we had approximately 360 professionals employed in sales, customer service, marketing and marketing management activities. Our marketing and sales activities are focused on end-user customers and the various distribution channels serving these customers. We employ dedicated regional sales personnel who provide customer service, product information and marketing support working in conjunction with independent sales representatives calling on the distributors. In addition, we also conduct direct sales activity at retailers, utilities, telecommunication companies, fire sprinkler and HVAC installers, steel fabricators and steel construction contractors, OEMs and rail companies. In Europe, we primarily employ our own sales staff to represent our products to the distribution channels, as the independent sales representative role is not prevalent in this region.

     For those products sold through distribution channels, we focus our marketing efforts toward educating the end-users who make the decision to purchase our products. In some cases, the decision-maker is the end user, such as an electrician who purchases and uses a CADDY fastener from a distributor. In other cases, the decision-maker is a building owner, or engineer or architect who has been hired by a building owner to design a project on behalf of the owner. In this case, we market to that engineer or architect because he or she will determine the specifications for the project, and may specify our products by name. By targeting these decision-makers and influencers, we encourage them to request our products.
     Our marketing programs, targeted at these decision-makers, include the following:
•	Training programs through our CADDY School and ERITECH University, which are conducted periodically in North America and in other areas of the world. As these training programs have become established, we have been able to replicate them at the local level so that our manufacturer representatives, agents and distributors conduct their own mini-CADDY and ERITECH schools at their own sites for end users, such as electrical contractors. Our regional sales and technical support teams also conduct training in the field with end-users through “lunch and learn” programs or hands-on demonstrations of our products.

•	Direct mailings to over 100,000 electricians, engineers and other industry professionals.

•	Strong relationships with licensing bodies and unions, including BICSI, an association for the information transport systems industry, the National Joint Apprenticeship and Training Committee for the Electrical Industry, AREMA, the American Railway Engineering and Maintenance of Way Association and the International Brotherhood of Electrical Workers. In connection with these relationships, we sponsor some of the organizations’ training classes and training and licensing programs, and in many cases the curriculum includes using our branded products or our training processes.
     We believe these programs have fostered a strong sense of loyalty for our products from our underlying end-user and decision-maker customer base, which prompts those customers to choose ERICO products from our manufacturer representatives, agents and distributors.
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
     The following table sets forth the locations and principal products of our significant manufacturing facilities:

Location	Principal Products	Principal Processes
Solon, Ohio (two facilities)	Electrical and mechanical fasteners, concrete couplers, earth electrodes, grounding products, lightning protection, large busbar exothermic connections, rail mechanical connections, rail electrical bonds and exothermic rail connections	Steel stamping and threading, exothermic material processing equipment, light metal fabrications and coating

Aberdeen, North Carolina	Strut and copper-bonded ground rods	Continuous steel rod copper electroplating and finishing, and metal forming

Tilburg, Netherlands	Electrical and mechanical fasteners and concrete couplers	Steel stamping, forging, coating and threading

Andrezieux, France	Insulated laminated flexible copper busbar, system power components, fasteners, supports and insulators	Flat strip lamination and inline insulation (low- voltage PVC extrusion)

Engineering, Research and Development
     We believe our success is attributable in part to our commitment to innovation and product development, which has provided us with a significant competitive advantage. Our product development strategy is fueled by our ability to design, develop and test our own products, which is evidenced by over 100 issued patents that we hold worldwide. We employ over 60 persons dedicated exclusively to engineering and development of our products and manufacturing processes who hold various advanced degrees in civil, chemical, electrical and mechanical engineering.
     We maintain a research and development facility in Solon, Ohio that is recognized by Underwriters Laboratory where we perform our extensive design, prototyping and testing of our products. Engineering, product design and fatigue testing are performed using computer-aided design and finite element analysis. Our engineering team also develops application software for our products that are made available to our customers on our website or by CD-ROM. For example, we have developed software that calculates resistance to earth with the use of ERICO’s Ground Enhancement Material, or GEM, which estimates the quantity of GEM required and is valid for horizontal and vertical earth electrodes. Our strategy includes extensive product testing programs in an effort to assure high-quality, reliable and safe product performance while effectively reducing manufacturing costs.
     During the years 2005, 2004 and 2003, we recorded expenditures of approximately $7.4 million, $7.0 million and $6.2 million, respectively, for engineering, research and development. Although most of our products are developed internally, we have in the past and may in the future acquire, invest in or license from companies or businesses that offer products or services complementary to our offerings.
Competition
     The markets for our products are highly fragmented and are characterized by numerous smaller suppliers or single product lines of larger businesses. For the strongest and largest of our competitors, our niche product lines are relatively small and non-core. Few of our competitors maintain significant market shares in more than one specific product area. Competitive factors in the markets for our products include breadth of product offering, quality and reliability, cost, timely delivery, customer service and design and engineering capability. We believe we are well positioned relative to our competitors because of our broad range of products, the strength of our brands and distribution channels, excellence in customer service and product training, superior quality and price-value and strong commitment to innovation and product development.
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
Employees
     As of December 31, 2005, we employed 1,230 persons, including 676 in North America. Of the persons we employed in North America, 380 were manufacturing personnel while the remainder were clerical, distribution, sales and management personnel. Our U.S. operations are not unionized. We employed 399 persons in Europe at December 31, 2005, including 103 manufacturing personnel. Our employees in Europe are commonly members of trade unions or workers councils, as is customary. Our remaining 155 employees are employed in Asia and Latin America. Employee relations throughout our worldwide operations have generally been good.

Patents, Trademarks and Tradenames
     We hold a number of U.S. and foreign patents, patent applications, licenses and trademarks. We will continue to dedicate technical resources toward the further development of our products and processes to maintain our competitive position in the electrical, construction, utility and rail markets that we serve. We continue to invest in the design, development and testing of proprietary technologies that we believe will set our products apart from those of our competitors. We consider our patents, patent applications, licenses, trademarks and tradenames to be valuable, but do not believe there is any reasonable likelihood of a loss of such rights that would have a material adverse effect on us.
     We own rights in the United States and other jurisdictions to the following registered trademarks and tradenames named in this report: ERICO, CADDY, CADWELD, CRITEC, ERIFLEX, ERITECH and LENTON. All references in this report to any of these terms lacking the ® symbol are defined terms that reference the products, technologies or businesses bearing the trademarks or tradenames with this symbol.
International Operations
     We have significant international operations conducted through foreign subsidiaries. Our foreign subsidiaries generated 39.2%, 39.9% and 39.6%, of our net sales for the years ended December 31, 2005, 2004 and 2003, respectively, and held 21.6% and 22.5% of our assets as of December 31, 2005 and 2004, respectively. In the future, we may significantly expand our international operations through geographic expansion and acquisitions. For information pertaining to the net sales and operating net assets attributed to our international operations, refer to Note 9, “Geographic Information,” to the financial statements included in this report.
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

ITEM 1A. RISK FACTORS
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
     Our success and our ability to implement our business strategy depend upon the continued contributions of management, engineering, sales and marketing, finance and manufacturing personnel. Our future success will also depend on, among other factors, our ability to attract and retain qualified personnel. The loss of the services of our key employees or the failure to attract or retain employees could have a material adverse effect on us.
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
     Demand for many of our products follows general economic conditions and is sensitive to activity in the construction market, industrial production levels, electronic component production and spending by utilities for replacements, expansions and efficiency improvements. At various times in our history, we have experienced a softening in demand in some of the end markets that we serve, and weak conditions across geographic regions. Such economic conditions may occur again, and their effects on our products and financial results may be pronounced.
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
International operations are subject to various risks that may lead to declines in our results of operations, financial condition and cash flows.
     Sales generated by our international operations represented 39.2% of our consolidated net sales for the year ended December 31, 2005. Our business strategy includes continued expansion of international activities. However, foreign operations are subject to various risks, including:
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
     We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2005, we had $141.7 million total debt outstanding, excluding approximately $74.9 million of unused revolving commitments under the Credit Facility. Subject to the limits contained in the indenture governing the Subordinated Notes, our Credit Facility and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:
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
We may be unable to service our debt.
     Our ability to make scheduled payments on or to refinance our obligations with respect to our debt will depend on our financial and operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Credit Facility in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt or sell certain of our assets on or before maturity. We cannot assure you that we will be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     Not applicable.
ITEM 2. PROPERTIES.
     The following table sets forth the location of our principal owned and leased facilities as of December 31, 2005:

		Approximate
Location	Interest	Square Footage	Use
Aberdeen, North Carolina	Owned	161,500	Office/Manufacturing/Warehouse
Andrezieux, France	Owned	78,428	Office/Manufacturing
Solon, Ohio	Leased	164,940	Office/Manufacturing
Solon, Ohio	Owned	240,000	Office/Manufacturing/Warehouse
Tilburg, Netherlands	Owned	140,071	Office/Manufacturing/Warehouse
ITEM 3. LEGAL PROCEEDINGS.
     We are a party to a number of legal proceedings in the ordinary course of our business. We do not believe that such pending or threatened legal proceedings to which we are a party, or to which any of our property is subject, will have a material adverse effect on our consolidated results of operations, financial position or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     No trading market for the Company’s common stock exists. On March 10, 2006, there was one share of the Company’s common stock outstanding, which was held by Holding.
     In February 2004 and January 2005, the Company paid dividends of $25.0 million and $15.0 million, respectively, to Holding, and Holding, in turn, paid dividends of $25.0 million and $15.0 million to Global, as holder of Holding’s common stock. Global then paid dividends of $25.0 million and $15.0 million to the holders of Global’s Class L common stock. In addition, on December 2, 2005, the Company declared a $9.9 million dividend that was paid to Holding on January 10, 2006, and Holding, in turn, paid a $9.9 million dividend to Global, as holder of Holding’s common stock. Global then paid an $11.0 million dividend to the holders of Global’s Class L common stock. Our general policy is to retain earnings to repay debt and finance our operations and acquisition strategies. In addition, the terms of the indenture governing our 8.875% senior subordinated notes due 2012 (the “Subordinated Notes”) as well as our $75.0 million Multicurrency Credit and Security Agreement (the “Credit Facility”) restrict the payment of dividends on common stock. See the discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 3 to the Company’s consolidated financial statements captioned “Debt and Financing Arrangements,” included in Item 8 of this report.
ITEM 6. SELECTED FINANCIAL DATA.
     The following table sets forth selected historical consolidated financial data of the Company for each of the five years in the period ended December 31, 2005. We are a wholly owned subsidiary of Holding, which is a wholly owned subsidiary of Global, our ultimate parent. Global and Holding are holding companies that do not have separate operations or other investments. As a result, all operating activity and all account balances of Global and Holding have been “pushed down” and are included in our stand-alone financial information.
     The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included in Item 8 of this report.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Income statement data
Net sales	$390,735	$352,618	$309,871	$295,882	$291,180
Cost of sales	250,738	227,870	199,324	183,650	186,265

Gross profit	139,997	124,748	110,547	112,232	104,915
Operating expenses	93,361	87,770	81,296	91,562	89,186

Operating income	46,636	36,978	29,251	20,670	15,729
Interest expense, net	15,208	15,083	12,739	4,180	4,460
Other expense (income), net	791	(157)	(3,943)	(2,245)	1,821

Income before income taxes	30,637	22,052	20,455	18,735	9,448
Income taxes	10,274	8,684	7,257	7,981	3,431

Net income	$20,363	$13,368	$13,198	$10,754	$6,017

Other financial data:
Net cash provided by operating activities	47,130	22,665	18,041	29,035	14,517
Net cash used in investing activities	(4,221)	(3,664)	(9,028)	(10,790)	(16,444)
Net cash (used in) provided by financing activities	(25,360)	(19,370)	(9,828)	(16,594)	1,498
EBITDA (1)	58,508	51,055	45,277	33,847	26,668
Depreciation and amortization	12,663	12,184	12,083	10,932	12,760
Capital expenditures	3,649	3,571	5,252	5,960	9,733
Dividends declared	11,000	40,000	—	—	—
Balance sheet data:
Cash and cash equivalents	19,561	2,321	2,421	3,374	1,592
Working capital	51,631	44,573	45,152	38,458	46,997
Total assets	311,271	322,721	323,767	302,662	197,638
Total debt	141,675	152,175	140,920	151,097	55,337
Stockholder’s net investment	52,983	48,125	72,430	60,571	75,056

(1)	The Company has chosen to present EBITDA because the Company believes it is a widely accepted financial indicator of a company’s ability to service and incur indebtedness, and because EBITDA is used in the Company’s financial covenants under our Credit Facility and the indenture governing our Subordinated Notes. Additionally, management uses EBITDA, among other financial measures, for planning and forecasting purposes. However, EBITDA should not be considered as an alternative to net cash provided by operating activities as a measure of liquidity in accordance with GAAP. Since EBITDA is not calculated identically by all companies, the Company’s method of computation may not be comparable to those disclosed by other companies. Following is a reconciliation of EBITDA to net cash provided by operating activities, which the Company believes is the most directly comparable GAAP measure of a company’s ability to service and incur indebtedness:

	Years Ended December 31,
	2005	2004	2003	2002	2001
Net cash provided by operating activities	$47,130	$22,665	$18,041	$29,035	$14,517
Interest expense, net	15,208	15,083	12,739	4,180	4,460
Income taxes	10,274	8,684	7,257	7,981	3,431
Foreign exchange (loss) gain	(791)	1,893	3,943	2,245	(2,241)
Benefit (provision) for deferred income taxes	1,218	(4,372)	(2,230)	(1,235)	628
Amortization of financing fees and discount on senior subordinated notes included in interest expense, net	(891)	(910)	(697)	—	—
Net changes in operating assets and liabilities:
Accounts receivable	7,106	(5,469)	(710)	(1,939)	(741)
Inventory and other current assets	(11,254)	11,715	(3,993)	5,632	(1,302)
Accounts payable and other current liabilities	(9,492)	(3,914)	10,927	(12,052)	7,916
Pension plan termination	—	5,680	—	—	—

EBITDA	$58,508	$51,055	$45,277	$33,847	$26,668

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
     We are a leading designer, manufacturer and marketer of precision-engineered specialty metal products serving global niche product markets in a diverse range of electrical, construction, utility and rail applications, with our principal manufacturing facilities in North America and Europe. We distribute our products to customers through a well-established global sales and distribution network serving more than 25 countries.
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
Market Outlook
     Due to continual new product introductions and further market penetration, we expect continued sales growth in 2006 in the electrical, construction, utility and rail markets. The prices we pay for raw materials, primarily steel and copper, continue to be a driver in our overall profitability. During 2005, prices for steel and copper substantially continued at the elevated prices we began to experience in 2004. We will continue to closely monitor our raw material costs and price our products accordingly. To the extent we experience any additional future raw material cost increases, we intend to pass these costs on to our customers to the extent feasible in light of the competitive dynamics in our industry. We may not be successful in recovering all of the increases in steel, copper and other raw material costs.
Results of Operations
     The following table sets forth statements of operations data expressed as a percentage of net sales:

	Years Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.2	64.6	64.3
Gross profit	35.8	35.4	35.7
Operating expenses	23.9	24.9	26.2
Operating income	11.9	10.5	9.5
Interest expense, net	3.9	4.3	4.1
Other expense (income), net	0.2	(0.1)	(1.2)
Income before income taxes	7.8	6.3	6.6
Provision for income taxes	2.6	2.5	2.3
Net income	5.2	3.8	4.3

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Net sales. Net sales for the year ended December 31, 2005 were $390.7 million, an increase of $38.1 million, or 10.8%, from the $352.6 million reported for the year ended December 31, 2004. Favorable foreign currency exchange rates contributed $2.5 million toward the 2005 sales increase. The remaining $35.6 million increase in net sales for the year ended December 31, 2005 compared with the year ended December 31, 2004 was due to a combination of increased selling prices and higher sales volume.
     Gross profit. Gross profit for the year ended December 31, 2005 increased by $15.3 million, or 12.2%, to $140.0 million from the $124.7 million reported for the year ended December 31, 2004. Gross profit margin was relatively constant at 35.8% for the year ended December 31, 2005 compared with 35.4% for the year ended December 31, 2004. Gross profit and gross profit margin increased primarily due to sales volume, increased selling prices and the favorable effect on net sales of foreign currency exchange rates.
     Operating expenses. Operating expenses include engineering, research and development expenses, selling and marketing expenses and general and administrative expenses. Operating expenses increased by $5.6 million, or 6.4%, to $93.4 million for the year ended December 31, 2005 from $87.8 million for the year ended December 31, 2004. As a percentage of net sales, operating expenses decreased to 23.9% for the year ended December 31, 2005 from 24.9% for the year ended December 31, 2004. The decrease in operating expenses as a percent of sales for the year ended December 31, 2005 was primarily due to the higher sales level along with management’s continued focus on controlling expenses.
     Interest expense, net. Interest expense for the year ended December 31, 2005 was $15.2 million compared with $15.1 million for the year ended December 31, 2004. The increase in interest expense was primarily due to the inclusion of $0.4 million of interest expense related to the Company’s purchase and retirement of $10.5 million of Subordinated Notes.
     Other expense (income), net. Other expense for the year ended December 31, 2005 consisted of a $0.8 million loss on the exchange of foreign currencies caused by the strengthening of the U.S. dollar compared to many currencies, primarily the Euro. Other income for the year ended December 31, 2004 included a $1.9 million gain on the exchange of foreign currencies, partially offset by a non-cash charge of $1.2 million to write off previously deferred financing costs and original issue discount costs resulting from the February 2004 refinancing of our Credit Facility and a non-cash charge of $0.5 million to write off previously deferred financing costs and original issue discount costs related to the August 2004 exchange of 11.0% senior subordinated notes for our Subordinated Notes.
     Provision for income taxes. The provision for income taxes was $10.3 million for the year ended December 31, 2005 compared with $8.7 million for the year ended December 31, 2004. The effective tax rate was 33.5% for the year ended December 31, 2005 compared with 39.4% for the year ended December 31, 2004. A 2005 change in state tax laws and its effect on deferred income taxes is the primary reason for the decrease in the Company’s effective tax rate in 2005.
     Net income. As a result of the foregoing, the Company reported net income of $20.4 million for the year ended December 31, 2005, an increase of $7.0 million, or 52.3%, from net income of $13.4 million for the year ended December 31, 2004.
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
     Operating expenses. Operating expenses include engineering, research and development expenses, selling and marketing expenses and general and administrative expenses. Operating expenses increased by $6.5 million, or 8.0%, to $87.8 million for the year ended December 31, 2004 from $81.3 million for the year ended December 31, 2003. As a percentage of net sales, operating expenses decreased to 24.9% for the year ended December 31, 2004 from 26.2% for the year ended December 31, 2003. The decrease in operating expenses as a percent of sales for the year ended December 31, 2004 was primarily due to the higher sales level along with management’s continued focus on controlling expenses.
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
     Other (income) expense, net. Other income for the year ended December 31, 2004 included a $1.9 million gain on the exchange of foreign currencies caused by the weakening of the U.S. dollar compared to many currencies, primarily the Euro. This gain was partially offset by a non-cash charge of $1.2 million to write off previously deferred financing costs and original issue discount costs resulting from the February 2004 refinancing of our Credit Facility and a non-cash charge of $0.5 million to write off previously deferred financing costs and original issue discount costs related to the August 2004 exchange of 11.0% senior subordinated notes for our Subordinated Notes. Other income for the year ended December 31, 2003 included a $3.9 million gain on the exchange of foreign currencies. The largest component of this gain in 2003 was $2.2 million associated with debt held by our Australian subsidiary, denominated in U.S. dollars, which was paid off in May 2003.
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
     Net income. As a result of the foregoing, the Company reported net income of $13.4 million for the year ended December 31, 2004, an increase of $0.2 million, or 1.2%, from net income of $13.2 million for the year ended December 31, 2003.
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
     On February 20, 2004, we refinanced substantially all of our long-term debt outstanding. We issued $140.9 million aggregate principal amount of Subordinated Notes, of which $19.4 million was exchanged for our 11.0% senior subordinated notes. The proceeds of $140.9 million were used in part to reduce amounts outstanding under the previous revolving credit facility, to repay $39.0 million of term loans outstanding and to repay $35.0 million of the 11.0% senior subordinated notes of Holding. In addition, we paid a dividend of $25.0 million to Holding, as our sole stockholder. On August 13, 2004, we exchanged the remaining $10.6 million of 11.0% senior subordinated notes for $10.6 million of our Subordinated Notes. In October 2005, we purchased and retired $10.5 million of our Subordinated Notes that were offered for sale in the open market.
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
     The Credit Facility and the Subordinated Notes contain certain customary covenants that impose limitations on the Company, including covenants limiting the ability of the Company and its subsidiaries to sell, pledge or incur liens on assets and to incur additional debt. The Credit Facility also includes requirements to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including minimum net worth, minimum fixed charge coverage ratio, maximum leverage ratio and minimum EBITDA. The Company was in compliance with all covenants of the Credit Facility and the Subordinated Notes, and the conditions of the Credit Facility, at December 31, 2005.

     At December 31, 2005, the Company did not have any borrowings outstanding under the revolving credit line of the Credit Facility, and had letters of credit outstanding of $0.1 million supported by the Credit Facility. The amount available for additional borrowing under the Credit Facility at December 31, 2005 was $74.9 million.
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
     We have significant future cash commitments, primarily maturities of long-term debt and scheduled lease payments. The commitments related to long-term debt and lease payments are fully described in Notes 3 and 8 of the accompanying financial statements.
     The following table summarizes our contractual obligations and commercial commitments at December 31, 2005:

	Cash Payments Due by Period
		Less Than			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(Dollars in millions)
Long-term debt	$141.7	$—	$—	$0.7	$141.0
Interest payments	81.6	12.6	25.1	25.1	18.8
Operating leases	7.3	3.2	2.9	1.2	—
Dividend payable (1)	11.0	11.0	—	—	—

Total contractual obligations	$241.6	$26.8	$28.0	$27.0	$159.8

(1)	On December 2, 2005, we declared a $9.9 million dividend payable to Holding, as our sole stockholder, who in turn declared a $9.9 million dividend payable to Global. We and Holding paid these dividends on January 10, 2006. On December 2, 2005, Global declared an $11.0 million dividend payable to the Holders of its Class L common stock, which was paid on January 10, 2006.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Cash provided by operating activities for the year ended December 31, 2005 was $47.1 million, an increase of $24.4 million, or 107.9%, from cash provided by operations of $22.7 million in 2004. The increase was primarily attributable to a change of $23.0 million in inventory and other current assets based upon our successful efforts to reduce inventory quantities.
     Capital expenditures were $3.6 million for the years ended December 31, 2005 and 2004.
     Cash used in financing activities was $25.4 million for the year ended December 31, 2005, and principally represented the payment in January 2005 of a $15.0 million dividend to the Holders of Global’s Class L common stock and the purchase and retirement in October 2005 of $10.5 million of our Subordinated Notes that were offered for sale in the open market. Cash used in financing activities was $19.4 million for the year ended December 31, 2004 and principally represented the effects of the February 2004 debt refinancing transaction.
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
Trade Accounts Receivable and Allowance for Doubtful Accounts
     Receivables are presented net of allowances for doubtful accounts of $1.5 million and $2.5 million at December 31, 2005 and 2004, respectively. We evaluate the collectibility of accounts receivable and record the related allowance for doubtful accounts based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit scores), a specific reserve is recorded to reduce the receivable to the amount we believe will be collected. We also record allowances for doubtful accounts based on the length of time the receivables are past due and historical experience. If circumstances change (e.g., higher-than-expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations), our estimates of the collectibility of amounts due could be changed by a material amount. Historically, bad debt losses have not been significant and have not differed materially from our estimates. In 2005, based upon improved collection efforts, the average length of time receivables were past due significantly decreased in comparison to 2004, resulting in a reduction in the allowance for doubtful accounts at December 31, 2005.
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
Goodwill and Indefinite-Lived Intangible Assets
     As of December 31, 2005, we had $95.5 million of goodwill and $33.6 million of trademarks, an indefinite-lived intangible asset. As a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we evaluate goodwill and indefinite-lived intangible assets for impairment on an annual basis, using October 1, or when indicators of impairment exist.
     To estimate fair value for potential goodwill impairment, we use both a discounted cash flows approach and an EBITDA multiple approach. To estimate fair value for potential impairment of other intangibles, we use a relief royalty approach. Absent fair value from a potential buyer or similar specific transactions, we believe the use of these methodologies provides reasonable estimates of the fair value of goodwill and other intangible assets. The fair value computed by these methodologies is derived using a number of factors such as projected future operating results and business plans, economic projections, anticipated future cash flows, marketplace data of comparable companies or near comparable companies from within a consistent industry grouping and cost of capital. There are inherent uncertainties related to these factors and to management’s judgment when applied to the analysis of goodwill and other indefinite-lived intangible asset impairment. Accordingly, we believe the combination of these methodologies provides a reasonable approach by which to estimate the fair value of goodwill and other indefinite-lived intangible assets.
     We determined that goodwill and indefinite-lived intangible assets were not impaired as of the annual assessment performed as of October 1, 2005. However, the occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a significant portion of our business will be sold or disposed of, would result in our having to perform an impairment analysis in addition to our annual assessment. These types of events and the resulting analysis could result in additional charges for goodwill write-offs or other asset impairments in the future. To date, we have not identified any indicators of impairment that would require a further impairment assessment.
Post-Retirement Benefits Other Than Pensions
     We sponsor a post-retirement health care benefit plan for U.S. employees hired prior to January 1993 who also had at least 24 years of service as of December 31, 2004. We account for this post-retirement health care plan in accordance with SFAS No. 106, Employers’ Accounting for Post-Retirement Benefits Other Than Pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. The measurement of liabilities of the post-retirement health care benefit plan is based on management’s assumptions related to future events, including interest rates and health care cost trend rates. The discount rate used to determine the present value of future benefits is based on yields of investment grade AA quality or better fixed-income securities over a length of time matching the benefit payment stream. The discount rate used to value post-retirement obligations was 5.65% for 2005 and 6.35% for 2004 and 2003. The health care cost trend rate used to determine the present value of future benefits is based on general economic trends and expectations in health care costs and our specific health care cost trends. The health care cost trend rate assumption was 11.2% for 2005 and is assumed to decrease linearly to 4% over eight years and remain at that level thereafter. A one percent increase or decrease in the health care cost trend rate would have decreased the total service and interest cost by less than $0.1 million. A one percent increase in the health care cost trend rate would have decreased the post-retirement benefit obligation by approximately $0.1 million and a one percent decrease would have decreased the post-retirement benefit obligation by less than $0.1 million.
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
Income Taxes
     Our provision for income taxes is calculated in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred income taxes using the liability method. The Company’s operations will be included in the consolidated income tax returns filed by Global. Income tax expense in the Company’s consolidated statement of operations is calculated on a separate tax return basis as if the Company had operated as a stand-alone entity.
     We make certain estimates and judgments to determine income for financial statement purposes. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Deferred tax assets are also reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. As of December 31, 2005, we have recorded valuation allowances of $10.1 million for certain foreign tax jurisdictions that we intend to maintain until it is more likely than not the deferred tax assets will be realized. $7.8 million of the valuation allowance relates to deferred tax assets created prior to the 2002 merger transaction. Future decreases to this portion of the valuation allowance will therefore be recorded as adjustments to goodwill rather than as reductions of income tax expense. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

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
Recently Issued Accounting Standards
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for the Company on January 1, 2006. We have completed our evaluation of the impact of adopting this statement, and determined that it does not have a material impact on our consolidated results of operations, financial position or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaces the prior SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS 123(R) is effective for the Company on January 1, 2006. We have completed our evaluation of the impact of adopting this statement, and determined that it does not have a material impact on our consolidated results of operations, financial position or cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     In the normal course of business, we are exposed to various changes in financial market conditions, including fluctuations in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to such risks through various operating and financing activities.
     We are exposed to interest rate risk when there are borrowings under our Credit Facility. Borrowings under the Credit Facility bear interest at variable rates, based upon published indices. In order to partially mitigate this exposure, we have occasionally entered into interest rate swaps to fix a portion of our interest payable. At December 31, 2005, the Company did not have any borrowings outstanding under the revolving credit line of the Credit Facility, and had letters of credit outstanding of $0.1 million supported by the Credit Facility. There were no interest rate swaps outstanding as of December 31, 2005 or December 31, 2004.
     We are also exposed to various foreign currency risks, i.e., there is a risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our foreign currency exchange rate risks primarily relate to the Euro, the Australian dollar and the Brazilian real. We monitor these risks, and attempt to establish offsetting positions, when practical, between our various subsidiaries. Under our Credit Facility, we also have the option of denominating a portion of our borrowings in multiple foreign currencies. There are no amounts outstanding under the multi-currency borrowing options at December 31, 2005. We had net assets denominated in foreign currencies of approximately $43.0 million associated with our foreign subsidiaries at December 31, 2005.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
Board of Directors
ERICO International Corporation
     We have audited the accompanying consolidated balance sheets of ERICO International Corporation and subsidiaries as of December 31, 2005 and 2004, and the related statements of consolidated income, stockholder’s net investment and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERICO International Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 27, 2006

ERICO International Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$19,561	$2,321
Trade accounts receivable, net	54,802	50,485
Inventories, net	46,710	59,600
Prepaid expenses	1,986	2,049
Other current assets	4,772	6,860

Total current assets	127,831	121,315

Property, plant and equipment, net	42,799	52,522
Goodwill	95,524	101,303
Trademarks and other intangible assets, net	36,802	36,905
Deferred income taxes	3,311	4,835
Deferred financing fees and other assets	5,004	5,841

Total assets	$311,271	$322,721

Liabilities and stockholder’s net investment
Current liabilities:
Trade accounts payable	$29,157	$26,422
Accrued compensation	15,699	13,446
Dividend payable	11,000	15,000
Other current liabilities	20,344	21,874

Total current liabilities	76,200	76,742

Long-term debt	141,675	152,175
Deferred income taxes	26,561	28,894
Other long-term liabilities	13,852	16,785

Stockholder’s net investment:
Common stock, $1.00 par value, 1,500,000 shares authorized, 1 share issued	—	—
Parent company investment	56,202	46,699
Accumulated other comprehensive (loss) income	(3,219)	1,426

Total stockholder’s net investment	52,983	48,125

Total liabilities and stockholder’s net investment	$311,271	$322,721

See notes to consolidated financial statements.

ERICO International Corporation and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
Net sales	$390,735	$352,618	$309,871
Cost of products sold	250,738	227,870	199,324

Gross profit	139,997	124,748	110,547
Operating expenses:
Selling	62,973	57,698	53,225
Administrative	22,997	23,119	21,847
Engineering, research and development	7,391	6,953	6,224

	93,361	87,770	81,296

Operating income	46,636	36,978	29,251
Other expense (income):
Interest expense, net	15,208	15,083	12,739
Foreign exchange loss (gain), net	791	(1,893)	(3,943)
Other expense	—	1,736	—

Income before income taxes	30,637	22,052	20,455
Provision for income taxes	10,274	8,684	7,257

Net income	$20,363	$13,368	$13,198

See notes to consolidated financial statements.

ERICO International Corporation and Subsidiaries
Consolidated Statements of Stockholder’s Net Investment
(Dollars in thousands)

			Accumulated
		Parent	Other
	Common	Company	Comprehensive
	Stock	Investment	Income (Loss)	Total
Balance at January 1, 2003	$—	$59,092	$1,479	$60,571
Comprehensive income:	—
Net income	—	13,198	—	13,198
Foreign currency translation adjustment		—	(1,717)	(1,717)

Total comprehensive income	—	—	—	11,481
Net transfers from parent company	—	378	—	378

Balance at December 31, 2003	—	72,668	(238)	72,430
Comprehensive income:
Net income	—	13,368	—	13,368
Foreign currency translation adjustment	—	—	1,664	1,664

Total comprehensive income	—	—	—	15,032
Dividends declared	—	(40,000)	—	(40,000)
Net transfers from parent company	—	663	—	663

Balance at December 31, 2004	—	46,699	1,426	48,125
Comprehensive income:
Net income	—	20,363	—	20,363
Foreign currency translation adjustment	—	—	(4,645)	(4,645)

Total comprehensive income	—	—	—	15,718
Dividends declared	—	(11,000)	—	(11,000)
Net transfers from parent company	—	140		140

Balance at December 31, 2005	$—	$56,202	$(3,219)	$52,983

See notes to consolidated financial statements.

ERICO International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
Operating activities
Net income	$20,363	$13,368	$13,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,040	11,543	11,610
Amortization expense	623	641	473
Amortization of financing fees and discount	891	910	697
Write-off of financing fees and discount	—	1,736	—
Foreign exchange loss (gain)	791	(1,893)	(3,943)
(Benefit) provision for deferred income taxes	(1,218)	4,372	2,230
Change in operating assets and liabilities:
Accounts receivable	(7,106)	5,469	710
Inventory and other current assets	11,254	(11,715)	3,993
Accounts payable and other current liabilities	9,492	3,914	(10,927)
Pension plan termination	—	(5,680)	—

Net cash provided by operating activities	47,130	22,665	18,041

Investing activities
Acquisition payments, net of cash acquired	—	—	(3,329)
Capital expenditures	(3,649)	(3,571)	(5,252)
Other investing activities	(572)	(93)	(447)

Net cash used in investing activities	(4,221)	(3,664)	(9,028)

Financing activities
Net transfers from parent company	140	663	378
Dividends paid	(15,000)	(25,000)	—
Net payments on revolving line of credit	—	(38,000)	(4,206)
Proceeds from the issuance of subordinated debt	—	121,500	—
Principal payments on long-term debt	(10,500)	(72,950)	(6,000)
Financing fees paid	—	(5,583)	—

Net cash used in financing activities	(25,360)	(19,370)	(9,828)
Effect of exchange rate changes on cash and cash equivalents	(309)	269	(138)

Increase (decrease) in cash and cash equivalents	17,240	(100)	(953)
Cash and cash equivalents at beginning of year	2,321	2,421	3,374

Cash and cash equivalents at end of year	$19,561	$2,321	$2,421

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
     The Company is a leading designer, manufacturer and marketer of precision-engineered specialty metal products serving global niche product markets in a diverse range of electrical, construction, utility and rail applications. The Company is headquartered in Solon, Ohio, USA with a network of sales locations serving more than 25 countries and with manufacturing and distribution facilities worldwide.
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
   Cash and Cash Equivalents
     The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. The December 31, 2005 balance includes money market investments and cash. The December 31, 2004 balance includes only cash.
  Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different businesses and geographic regions. The Company sells its products to a diverse range of customers in the electrical, construction, utility and rail industries all over the world. Approximately 40.1%, 41.1% and 40.9% of net sales were to customers located outside of the United States in 2005, 2004 and 2003, respectively. No single customer exceeded ten percent of consolidated sales in 2005, 2004 or 2003. To minimize credit risk from trade receivables, the Company reviews the financial conditions of potential customers in relation to established credit requirements before sales credit is extended and performs periodic credit evaluations of existing customers’ financial condition, but generally does not require collateral. Credit losses have been historically within management expectations.
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
   Revenue Recognition
     Revenue is recognized when products are shipped, title has transferred, collection is reasonably assured, persuasive evidence of an arrangement exists and the selling price to the buyer is fixed or determinable. Shipping and handling costs billed to customers are included in net sales and the related cost in cost of products sold in the consolidated statements of income.
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
     The allowance for doubtful accounts at December 31, 2005 and 2004 was $1,501 and $2,504, respectively. The activity in the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 is as follows

	December 31,
	2005	2004	2003
Balance at beginning of year	$2,504	$1,942	$2,163
(Benefit) provision	(349)	860	532
Foreign currency translation adjustments	(183)	57	258
Write-offs and payments	(471)	(355)	(1,011)

Balance at end of year	$1,501	$2,504	$1,942

   Inventories
     The Company values its inventories at the lower of cost or market, with cost being determined by the first-in, first-out method. The major categories of inventories at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Finished goods	$38,779	$51,439
Work in process	4,333	4,166
Raw materials	8,665	9,515

	$51,777	$65,120

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

     The inventory valuation reserve for slow-moving and obsolete inventories was $5,067 and $5,520 at December 31, 2005 and 2004, respectively. The activity in the reserve for slow-moving and obsolete inventories for the years ended December 31, 2005, 2004 and 2003 is as follows:

	December 31,
	2005	2004	2003
Balance at beginning of year	$5,520	$3,562	$4,316
Provision	1,910	2,903	1,633
Foreign currency translation adjustments	(396)	137	660
Write-offs	(1,967)	(1,082)	(3,047)

Balance at end of year	$5,067	$5,520	$3,562

   Property, Plant and Equipment
     Property, plant and equipment, and capital expenditures for such assets, are stated on the basis of cost. Expenditures for maintenance, repairs and renewals are charged to expense as incurred, whereas major improvements are capitalized. Depreciation is provided for the cost of depreciable assets at rates based on the estimated economic lives. Such provisions are computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation expense was $12,040, $11,543 and $11,610 for the years ended December 31, 2005, 2004 and 2003, respectively.
     The components of property, plant and equipment at December 31, 2005 and 2004, and their related depreciable lives, are as follows:

		December 31,
	Depreciable Life	2005	2004
Land and land improvements	—	$2,414	$2,447
Buildings	20 – 25 years	13,254	13,145
Machinery and equipment	5 – 10 years	49,051	51,454
Furniture and fixtures	3 – 5 years	10,138	8,072

Property, plant and equipment, at cost		74,857	75,118
Accumulated depreciation		(32,058)	(22,596)

Property, plant and equipment, net		$42,799	$52,522

  Impairment of Long-Lived Assets
     In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, except goodwill, are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and the fair value. Assets to be disposed of are recorded at the lower of carrying value or estimated net realizable value.
   Goodwill and Other Intangible Assets
     Goodwill represents the excess of purchase price paid over the fair value of the net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment testing. Impairment exists when the carrying amount of goodwill or indefinite-lived intangible assets exceeds its fair value. The 2005, 2004 and 2003 annual impairment assessments confirmed that the fair value of the Company exceeded its carrying value, and no impairment loss recognition was required for goodwill or indefinite-lived intangible assets.
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

     The following table displays the gross carrying amount and accumulated amortization amount for finite-lived intangible assets and indefinite-lived intangible assets:

		December 31, 2005		December 31, 2004
	Weighted Average	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets:
Patents	15 years	$4,120	$(1,569)	$3,647	$(1,010)
Customer relationships	20 years	787	(121)	787	(82)

		$4,907	$(1,690)	$4,434	$(1,092)

Indefinite-lived intangible assets:
Trademarks		$33,585		$33,563
Goodwill		95,524		101,303

		$129,109		$134,866

     Amortization expense for intangible assets subject to amortization was $623, $641 and $473 for the years ended December 31, 2005, 2004, and 2003, respectively. Based upon the gross carrying amount of finite-lived intangible assets as of December 31, 2005, amortization expense is expected to be approximately $560 annually for fiscal years 2006 through 2010.
     Goodwill was recorded in connection with the Merger Transaction. In accordance with SFAS 141, Business Combinations, and Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in a Purchase Business Combination, during 2005 and 2004 the Company recorded adjustments to the purchase price allocation based upon the termination of the defined benefit pension plan and the resolution of certain income tax matters. All of these purchase price allocation adjustments have been pushed down to the Company and are reflected in the Company’s December 31, 2005 consolidated balance sheet. Changes in the carrying amount of goodwill during the years ended December 31, 2005 and 2004 are as follows:

	Years Ended December 31,
	2005	2004
Balance at beginning of year	$101,303	$105,194
Adjustments associated with finalization of purchase price allocation:
Pension termination, net of tax	—	(383)
Resolution of income tax matters	(5,779)	(3,508)

Balance at end of year	$95,524	$101,303

  Foreign Currency Translation
     The functional currency for the majority of the Company’s subsidiaries outside the United States is the applicable local currency. Assets and liabilities for these subsidiaries are translated using exchange rates in effect at the balance sheet date, while income and expenses are translated using weighted-average exchange rates during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss) in stockholder’s net investment. Gains and losses resulting from trade foreign currency translations are charged to operations as incurred. Gains and losses resulting from intercompany foreign currency transactions that are of a long-term-investment nature, where settlement is not planned or anticipated in the foreseeable future, are also included in other comprehensive income (loss) in the stockholder’s net investment. Accumulated other comprehensive income (loss) consists only of translation adjustments at December 31, 2005 and 2004.
  Fair Value of Balance Sheet Financial Instruments
     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount of long-term debt approximates but is less than its fair value of approximately $145,000 because the fixed 8.875% interest rate for the Company’s subordinated notes is greater than prevailing market rates.
  Derivative Financial Instruments
     In the normal course of business, the Company is exposed to changes in foreign currencies and fluctuations of interest rates. The Company has established policies and procedures that govern the management of these exposures including the use of interest rate swap agreements and other financial instruments. By policy, the Company does not enter into such instruments for trading purposes or speculation. At December 31, 2005, the Company did not have any derivative financial instruments outstanding.
     All derivative financial instruments are recognized in the financial statements and measured at fair value. Changes in the fair value of derivative financial instruments are recognized periodically in either income or stockholders’ net investment depending upon the purpose and designation of the underlying derivative instrument.
  Advertising Costs
     Advertising costs are expensed as incurred. Advertising expense was $2,002, $2,209, and $2,030 for the years ended December 31, 2005, 2004, and 2003, respectively.
   Engineering, Research and Development Costs
     The Company incurred engineering, research and development costs of $7,391, $6,953, and $6,224 for the years ended December 31, 2005, 2004, and 2003, respectively. These costs are expensed as incurred.
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
  Recently Issued Accounting Standards
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material, and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for the Company on January 1, 2006. We have completed our evaluation of the impact of adopting this statement, and determined that it does not have a material impact on our consolidated results of operations, financial position or cash flows.
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which replaces the prior SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. SFAS 123(R) is effective for the Company on January 1, 2006. We have completed our evaluation of the impact of adopting this statement, and determined that it does not have a material impact on our consolidated results of operations, financial position or cash flows.

3. Debt and Financing Arrangements
     Long-term debt at December 31, 2005 and 2004 consists of the following:

	December 31,
	2005	2004
8.875% subordinated notes, due 2012 — ERICO International Corporation	$141,000	$151,500
Other notes, due 2009, average interest rate of 6.59% at December 31, 2005	675	675

	$141,675	$152,175

     On February 20, 2004 the Company refinanced substantially all of its long-term debt. The Company issued $140,900 of 8.875% senior subordinated notes due 2012 (the “Subordinated Notes”), of which $19,400 was exchanged for its 11.0% senior subordinated notes. The proceeds of $140,900 were used in part to reduce amounts outstanding under the Company’s previous revolving credit facility, to repay $39,000 of term loans outstanding, to repay $35,000 of the 11.0% senior subordinated notes of Holding and to pay a dividend of $25,000 to the holders of Global Class L shares. On August 13, 2004, the Company exchanged the remaining $10,600 of 11.0% senior subordinated notes for $10,600 of its Subordinated Notes. The Company recorded non-cash charges of $1,736 in 2004 to write-off original issue discount costs and deferred financing costs related to the February 2004 refinancing and August 2004 debt exchange transactions. In October 2005, the Company paid $10,940 to purchase and retire $10,500 of its Subordinated Notes that were offered for sale in the open market, and the premium of $440 was recognized by the Company as interest expense. Deferred financing fees associated with the Subordinated Notes are being amortized to interest expense over the remaining term.
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
     The Credit Facility and the Subordinated Notes contain certain customary covenants that impose limitations on the Company, including covenants limiting the ability of the Company and its subsidiaries to sell, pledge or incur liens on assets and to incur additional debt. The Credit Facility also includes requirements to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including minimum net worth, minimum fixed charge coverage ratio, maximum leverage ratio and minimum net income before interest expense, net, income taxes, depreciation, amortization and certain other non-cash, non-recurring items (“EBITDA”). The Company was in compliance with all covenants of the Credit Facility and the Subordinated Notes, and the conditions of the Credit Facility, at December 31, 2005.
     At December 31, 2005, the Company did not have any borrowings outstanding under the revolving credit line of the Credit Facility, but did have letters of credit outstanding of $40 supported by the Credit Facility. The amount available for additional borrowing under the Credit Facility at December 31, 2005 was $74,960.
     The scheduled annual maturities of long-term debt at December 31, 2005 total $141,675 and are payable as follows: $675 in 2009 and $141,000 in 2012.
     Interest payments were $14,925, $12,462, and $10,479 for the years ended December 31, 2005, 2004, and 2003, respectively.
4. Other Liabilities
     Other current liabilities and other long-term liabilities at December 31, 2005 and 2004 consist of the following:

	Other Current Liabilities		Other Long-term Liabilities
	2005	2004	2005	2004
Value-added and other taxes	$4,012	$4,422	$3,610	$5,507
Post-retirement benefits	—	—	5,887	6,717
Interest payable	4,182	4,532	—	—
Rebates payable	3,858	4,527	—	—
Other	8,292	8,393	4,355	4,561

	$20,344	$21,874	$13,852	$16,785

5. Income Taxes
     Income taxes are provided using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. For tax reporting purposes, the Company is included in the consolidated federal tax return of Global. For financial reporting purposes, however, the Company’s tax provision has been calculated on a stand-alone basis.
     Income before income taxes consists of the following:

	Years Ended December 31,
	2005	2004	2003
Domestic	$20,582	$12,062	$12,072
Foreign	10,055	9,990	8,383

	$30,637	$22,052	$20,455

     Significant components of the provision for income taxes are as follows:

	Years Ended December 31,
	2005	2004	2003
Current:
Domestic	$9,097	$3,274	$4,029
Foreign	2,395	1,038	998

	11,492	4,312	5,027
Deferred:
Domestic	(2,704)	1,890	624
Foreign	1,486	2,482	1,606

	(1,218)	4,372	2,230

Provision for income taxes	$10,274	$8,684	$7,257

     Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Accrued liabilities and reserves	$3,332	$2,820
Retirement plan obligations	2,600	3,277
Accrued liabilities	529	502
Tax effect of operating loss carryforwards, net of valuation allowance of $10,057 in 2005 and $10,490 in 2004	140	985
Other, net	42	71

	6,643	7,655
Deferred tax liabilities:
Fixed assets	4,691	7,525
Intangible assets	15,383	14,802
Unrealized foreign exchange gains	5,563	5,847
Other, net	924	720

	26,561	28,894

Net deferred tax liabilities	$(19,918)	$(21,239)

     The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax expense follows:

	Years Ended December 31,
	2005	2004	2003
Income taxes at U.S. statutory rate	35.0%	35.0%	35.0%
Tax effects from:
State income taxes, net of federal benefit	2.6	3.7	4.0
Tax rate differential on foreign operations	3.7	1.2	(2.3)
Nondeductible expenses	0.4	0.4	0.4
Deferred tax impact of state law changes	(3.7)	—	—
Extraterritorial income exclusion	(2.8)	(2.6)	(1.7)
Other, net	(1.7)	1.7	0.1

	33.5%	39.4%	35.5%

     The Company made income tax payments of $6,950, $719, and $5,019 for the years ended December 31, 2005, 2004, and 2003, respectively.
     At December 31, 2005, certain foreign subsidiaries have tax loss carryforwards aggregating $45,670 that are available to offset future taxable income. Carryforwards of $31 expire in 2011, and the balance of the carryforwards have no expiration date. These losses are available for offset against future taxable income of such subsidiaries and are substantially reserved at December 31, 2005. A valuation allowance of $10,057 has been recorded for the deferred tax effect of these tax loss carryforwards. $7,822 of the valuation allowance relates to deferred tax assets created prior to the 2002 Merger Transaction. Future decreases to this portion of the valuation allowance will therefore be recorded as adjustments to goodwill rather than as reductions of income tax expense. Deferred income taxes are not provided on undistributed earnings of international subsidiaries of $11,457, which are intended to be permanently invested in the operations.
6. Acquisitions
     In April 2003, the Company acquired the net assets of Hunt Manufacturing Ltd. (“Hunt”), a British Columbia corporation, for approximately $3,329 in cash. Hunt is a manufacturer and distributor of various mechanical hangers and related products.
     This acquisition was accounted for as a purchase, and accordingly, its results of operations are included in the consolidated statements of income from their respective dates of acquisition.
7. Retirement and Post-Retirement Benefit Plans
     The Company has a health care post-retirement benefits plan (the “Health Care Plan”) that provides benefits to certain employees in the United States hired prior to January 1993. On February 10, 2005, the Company amended the Health Care Plan to limit eligibility to those employees hired prior to January 1, 1993 that also have at least 24 years of service as of December 31, 2004. This amendment eliminated approximately 50 employees from eligibility and caused the Company to recognize a curtailment gain of $68 in the first quarter of 2005. At the same time, the Company increased retiree contributions such that retirees will pay 100% of medical costs by January 1, 2010. This change in assumption resulted in an unrecognized net gain that is being amortized to income as a component of periodic benefit income. The Company has the right to amend or change the plan periodically. The Company continues to fund benefits on a pay-as-you-go basis, with retirees paying a portion of the cost.
     On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”). The Medicare Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide actuarial equivalent medical plans. On May 19, 2004, the FASB issued Financial Staff Position Number 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP”). The FSP became effective July 1, 2004. In September 2005, the Company determined the benefits provided by the Company’s Health Care Plan were actuarially equivalent to Medicare Part D under the Medicare Act, and the Company applied to receive the applicable subsidy from Medicare. As a result, the Company’s accumulated post-retirement benefit obligation at December 31, 2005 reflects a reduction of $279. However, net periodic benefit costs for the years ended December 31, 2005 and 2004 do not reflect any amount associated with the Medicare Act. The Company expects net periodic benefit income of $525 in 2006, which reflects a reduction of $50 due to the Medicare Act.

     A summary of the components of net periodic benefit (income) expense for the Health Care Plan follows:

	Health Care Plan
	2005	2004	2003
Service cost	$5	$94	$117
Interest cost	38	388	395
Amortization of net gain	(521)	—	—
Curtailment gain	(68)	—	—

Net periodic benefit (income) expense	$(546)	$482	$512

     The following table presents the funded status of the Health Care Plan, using a measurement date of October 31, and amounts recognized in the Company’s balance sheets at December 31, 2005 and 2004:

	Health Care Plan
	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$6,562	$6,380
Service cost	5	94
Interest cost	38	388
Participants’ contributions	50	64
Actuarial loss (gain)	214	(705)
Benefits paid	(334)	(286)
Change in actuarial assumptions	182	627
Curtailment gain	(68)	—
Plan amendment	(5,826)	—
Impact of Medicare Part D	(279)	—

Benefit obligation at end of year	544	6,562
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	284	222
Participants’ contributions	50	64
Benefits paid	(334)	(286)

Fair value of plan assets at end of year	—	—

Funded status (unfunded)	(544)	(6,562)
Unrecognized net actuarial gain	(5,343)	(155)

Accrued benefit cost	$(5,887)	$(6,717)

     The Company used discount rate assumptions of 5.65% for 2005 and 6.35% for 2004 and 2003 to determine the funded status information and subsequent net periodic benefit (income) expense for the Health Care Plan.
     The weighted-average annual assumed rate of increase in the per-capita cost of covered benefits (i.e., health care cost trend rate) was 11.2% for 2005, and is assumed to decrease linearly to 4% over eight years and remain at that level thereafter. A one percent increase or decrease in the health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
Effect on total service and interest cost	$(7)	$(2)
Effect on post-retirement benefit obligation	(113)	(38)
     In 2006, the Company expects Health Care Plan contributions, including the impact of the Medicare Part D subsidy, to be $109, and expects benefit payments to be $296.
     The Company also sponsors a defined contribution retirement savings plan covering U.S. employees. Company contributions are based on employee contributions and the level of Company match and discretionary contributions. Expenses under the plan were $1,371, $1,210, and $1,205 for the years ended December 31, 2005, 2004, and 2003, respectively.
     The Company sponsored a defined benefit pension plan covering U.S. employees hired prior to January 1, 1997 (the “Pension Plan”), and the Company froze all benefits under the Pension Plan as of that date. In connection with the Merger Transaction, in

December 2002 the Company terminated the Pension Plan. At December 31, 2003, the Company had a pension termination liability of $6,335 recorded. In November 2004, the Company completed the Pension Plan termination by liquidating the Pension Plan assets and paying $5,680 as the final settlement amount to fund the participant lump-sum payouts, the purchase of the guaranteed annuity obligations and to cover expenses of the settlement. The $655 difference between the estimated settlement liability and the actual amount paid was recorded as an adjustment, net of taxes, to goodwill in the fourth quarter of 2004.
8. Commitments and Contingencies
     Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2005:

2006	$3,198
2007	1,912
2008	998
2009	645
2010	527
Thereafter	—

Total minimum lease payments	$7,280

     Total rental expense for all operating leases was $4,158, $4,447 and $4,537 for the years ended December 31, 2005, 2004 and 2003, respectively.
     On December 2, 2005, the Company declared a $9,927 dividend payable to Holding, who in turn declared a $9,927 dividend payable to Global. The Company and Holding paid these dividends on January 10, 2006. On December 2, 2005, Global declared an $11,000 dividend payable to the holders of its Class L common stock, which was paid on January 10, 2006. This $11,000 dividend is reflected on the Company’s consolidated balance sheet at December 31, 2005.
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
9. Geographic Information
     The Company operates in one reportable segment. The Company’s sales are principally to customers in the United States and Europe, and a majority of its assets are located in these same geographic areas. Following is a summary of sales based on geographic areas from which the third-party sales originated and long-lived assets by geographic location:

	2005	2004	2003
Net sales:
United States	$237,634	$212,043	$187,045
Europe	104,070	98,369	87,483
Other	49,031	42,206	35,343

	$390,735	$352,618	$309,871

Long-lived assets:
United States	$33,395	$39,211	$45,528
Europe	8,907	12,352	13,767
Other	497	959	1,335

	$42,799	$52,522	$60,630

10. Quarterly Data (Unaudited)
     Selected quarterly data for the years ended December 31, 2005 and 2004 follows:

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Sales	$89,950	$100,128	$104,435	$96,222	$390,735
Gross profit	30,949	36,039	39,117	33,892	139,997
Net income	3,210	5,793	7,621	3,739	20,363

	Year Ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Sales	$83,450	$92,112	$92,398	$84,658	$352,618
Gross profit	29,839	33,583	32,930	28,396	124,748
Net income	2,022	5,822	3,586	1,938	13,368
11. Guarantor and Non-Guarantor Subsidiaries
     The following condensed consolidating financial statements set forth the Company’s balance sheets as of December 31, 2005 and 2004 and the statements of income and statements of cash flows for each of the three years in the period ended December 31, 2005. In the following schedules “Parent” refers to the Company, Holding and Global, collectively, “Guarantor Subsidiary” refers to ERICO Products, Inc., the Company’s sole domestic subsidiary, and “Non-Guarantor Subsidiaries” refers to foreign subsidiaries. “Eliminations” represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in the Company’s subsidiaries.

Condensed Consolidating Balance Sheets
December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$9,435	$17	$10,109	$—	$19,561
Trade accounts receivable, net	—	29,515	25,287	—	54,802
Inventories, net	—	27,046	19,664	—	46,710
Prepaid expenses and other current assets	1,868	2,391	2,499	—	6,758

Total current assets	11,303	58,969	57,559	—	127,831
Property, plant and equipment, net	152	33,243	9,404	—	42,799
Goodwill	95,524	—	—	—	95,524
Trademarks and other intangible assets	36,802	—	—	—	36,802
Deferred income taxes	943	2,247	121	—	3,311
Investment in and advances to subsidiaries	95,587	—	—	(95,587)	—
Deferred financing fees and other assets	4,879	99	26	—	5,004

Total assets	$245,190	$94,558	$67,110	$(95,587)	$311,271

Trade accounts payable	$312	$20,937	$7,908	$—	$29,157
Accrued compensation	1,933	8,267	5,499	—	15,699
Dividend payable	11,000	—	—	—	11,000
Other current liabilities	5,159	6,669	8,516	—	20,344

Total current liabilities	18,404	35,873	21,923	—	76,200
Long-term debt	141,000	675	—	—	141,675
Deferred income taxes	23,387	2,775	399	—	26,561
Intercompany balance	—	(8,345)	56,581	(48,236)	—
Other long-term liabilities	6,197	5,917	1,738	—	13,852
Total stockholder’s net investment	56,202	57,663	(13,531)	(47,351)	52,983

Total liabilities and stockholder’s net investment	$245,190	$94,558	$67,110	$(95,587)	$311,271

Condensed Consolidating Balance Sheets
December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$398	$21	$1,902	$—	$2,321
Trade accounts receivable, net	—	24,646	25,839	—	50,485
Inventories, net	—	32,709	26,891	—	59,600
Prepaid expenses and other current assets	2,801	2,498	3,610	—	8,909

Total current assets	3,199	59,874	58,242	—	121,315
Property, plant and equipment, net	224	38,986	13,312	—	52,522
Goodwill	101,303	—	—	—	101,303
Trademarks and other intangible assets	36,905	—	—	—	36,905
Deferred income taxes	1,002	2,867	966	—	4,835
Investment in and advances to subsidiaries	102,684	—	—	(102,684)	—
Deferred financing fees and other assets	5,678	116	47	—	5,841

Total assets	$250,995	$101,843	$72,567	$(102,684)	$322,721

Trade accounts payable	$—	$15,972	$10,450	$—	$26,422
Accrued compensation	1,555	6,547	5,344	—	13,446
Dividend payable	15,000	—	—	—	15,000
Other current liabilities	5,664	6,184	10,026	—	21,874

Total current liabilities	22,219	28,703	25,820	—	76,742
Long-term debt	151,500	675	—	—	152,175
Deferred income taxes	22,030	5,761	1,103	—	28,894
Intercompany balance	—	31,906	59,444	(91,350)	—
Other long-term liabilities	8,547	6,860	1,378	—	16,785
Total stockholder’s net investment	46,699	27,938	(15,178)	(11,334)	48,125

Total liabilities and stockholder’s net investment	$250,995	$101,843	$72,567	$(102,684)	$322,721

Condensed Consolidating Statements of Income
Year Ended December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$252,910	$158,340	$(20,515)	$390,735
Cost of products sold	—	165,002	106,251	(20,515)	250,738

Gross profit	—	87,908	52,089	—	139,997
Operating expenses	6,845	45,713	40,803	—	93,361

Operating (loss) income	(6,845)	42,195	11,286	—	46,636
Other expense (income):
Interest expense, net	11,768	2,727	713	—	15,208
Foreign exchange (gain) loss, net	1	272	518	—	791

Income (loss) before income taxes and equity income	(18,614)	39,196	10,055	—	30,637
Provision (benefit) for income taxes	(2,960)	9,471	3,763	—	10,274

Income (loss) before equity income	(15,654)	29,725	6,292	—	20,363
Equity income from subsidiaries	36,017	—	—	(36,017)	—

Net income	$20,363	$29,725	$6,292	$(36,017)	$20,363

Condensed Consolidating Statements of Income
Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$223,058	$146,273	$(16,713)	$352,618
Cost of products sold	—	146,760	97,823	(16,713)	227,870

Gross profit	—	76,298	48,450	—	124,748
Operating expenses	7,096	41,125	39,549	—	87,770

Operating (loss) income	(7,096)	35,173	8,901	—	36,978
Other expense (income):
Interest expense, net	11,577	2,716	790	—	15,083
Foreign exchange (gain) loss, net	(711)	504	(1,686)	—	(1,893)
Other expense (income)	1,917	12	(193)	—	1,736

Income (loss) before income taxes and equity income	(19,879)	31,941	9,990	—	22,052
Provision (benefit) for income taxes	(7,461)	12,758	3,387	—	8,684

Income (loss) before equity income	(12,418)	19,183	6,603	—	13,368
Equity income from subsidiaries	25,786	—	—	(25,786)	—

Net income	$13,368	$19,183	$6,603	$(25,786)	$13,368

Condensed Consolidating Statements of Income
Year Ended December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$194,446	$127,514	$(12,089)	$309,871
Cost of products sold	—	126,152	85,261	(12,089)	199,324

Gross profit	—	68,294	42,253	—	110,547
Operating expenses	5,375	37,461	38,460	—	81,296

Operating (loss) income	(5,375)	30,833	3,793	—	29,251
Other expense (income):
Interest expense, net	9,127	2,716	896	—	12,739
Foreign exchange loss (gain), net	3	1,540	(5,486)	—	(3,943)

Income (loss) before income taxes and equity income	(14,505)	26,577	8,383	—	20,455
Provision (benefit) for income taxes	(5,392)	11,826	823	—	7,257

Income (loss) before equity income	(9,113)	14,751	7,560	—	13,198
Equity income from subsidiaries	22,311	—	—	(22,311)	—

Net income	$13,198	$14,751	$7,560	$(22,311)	$13,198

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$25,966	$44,625	$12,556	$(36,017)	$47,130
Cash flows from investing activities
Capital expenditures	(10)	(2,415)	(1,224)	—	(3,649)
Other investing activities	(711)	(66)	205	—	(572)

Net cash used in investing activities	(721)	(2,481)	(1,019)	—	(4,221)
Cash flows from financing activities
Net transfers from parent company	140	—	—	—	140
Dividends paid	(15,000)	—	—	—	(15,000)
Change in intercompany payables/receivables	9,152	(42,148)	(3,021)	36,017	—
Net borrowing (payments) on revolving line of credit	—	—	—	—	—
Principal payments on long-term debt	(10,500)	—	—	—	(10,500)

Net cash used in financing activities	(16,208)	(42,148)	(3,021)	36,017	(25,360)
Effect of exchange rates on cash	—	—	(309)	—	(309)

Increase (decrease) increase in cash and cash equivalents	9,037	(4)	8,207	—	17,240
Cash and cash equivalents at beginning of year	398	21	1,902	—	2,321

Cash and cash equivalents at end of year	$9,435	$17	$10,109	$—	$19,561

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$23,281	$17,668	$7,502	$(25,786)	$22,665
Cash flows from investing activities
Capital expenditures	(24)	(2,296)	(1,251)	—	(3,571)
Other investing activities	(1,052)	579	380	—	(93)

Net cash used in investing activities	(1,076)	(1,717)	(871)	—	(3,664)
Cash flows from financing activities
Net transfers from parent company	663	—	—	—	663
Dividends paid	(25,000)	—	—	—	(25,000)
Change in intercompany payables/receivables	(2,837)	(15,933)	(7,016)	25,786	—
Net borrowing (payments) on revolving line of credit	(38,000)	—	—	—	(38,000)
Proceeds from the issuance of subordinated debt	121,500	—	—	—	121,500
Principal payments on long-term debt	(72,950)	—	—	—	(72,950)
Financing fees paid	(5,583)	—	—	—	(5,583)

Net cash used in financing activities	(22,207)	(15,933)	(7,016)	25,786	(19,370)
Effect of exchange rates on cash	—	—	269	—	269

(Decrease) increase in cash and cash equivalents	(2)	18	(116)	—	(100)
Cash and cash equivalents at beginning of year	400	3	2,018	—	2,421

Cash and cash equivalents at end of year	$398	$21	$1,902	$—	$2,321

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$15,802	$26,442	$(1,893)	$(22,310)	$18,041
Cash flows from investing activities
Acquisition payments, net of cash acquired	—	(3,329)	—	—	(3,329)
Capital expenditures	(15)	(3,942)	(1,295)	—	(5,252)
Other investing activities	(447)	—	—	—	(447)

Net cash used in investing activities	(462)	(7,271)	(1,295)	—	(9,028)
Cash flows from financing activities
Net transfers from parent company	378	—	—	—	378
Change in intercompany payables/receivables	(15,436)	(24,378)	17,504	22,310	—
Net borrowing (payments) on revolving line of credit	5,980	5,207	(15,393)	—	(4,206)
Principal payments on long-term debt	(6,000)	—	—	—	(6,000)

Net cash (used in) provided by financing activities	(15,078)	(19,171)	2,111	22,310	(9,828)
Effect of exchange rates on cash	—	—	(138)	—	(138)

Increase (decrease) in cash and cash equivalents	262	—	(1,215)	—	(953)
Cash and cash equivalents at beginning of year	138	3	3,233	—	3,374

Cash and cash equivalents at end of year	$400	$3	$2,018	$—	$2,421

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
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
ITEM 9B. OTHER INFORMATION.
     A Second Amendment and Lease Extension Agreement was entered into as of November 1, 2005, by and between Weston Property Investments XV, Ltd. and ERICO Products, Inc., a wholly-owned subsidiary of the Company, in connection with the lease extension for one of the Company’s properties in Solon, Ohio. The amendment extends the term of the lease through October 31, 2010 and makes certain other changes to the lease terms. A copy of the amendment is attached as Exhibit 10.9 to this Annual Report on Form 10-K.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Directors and Executive Officers
     Set forth below are the names, ages and positions of the persons who served as our directors and executive officers as of December 31, 2005.

Name	Age	Title
William H. Roj	56	Chairman, President and Chief Executive Officer
Peter B. Korte	41	Director, Vice President of Product Management and Marketing
Daniel S. Mominee	41	Executive Vice President
Stephan R. Rohacz	47	Executive Vice President
Jeffrey R. Steinhilber	48	Director, Executive Vice President and Chief Financial Officer
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
     Peter B. Korte has served as our Vice President of Product Management and Marketing since January 1, 2005, and as a Director since December 2002. Previously, he served as our General Counsel from January 2000 to December 31, 2004 and as Secretary from December 2002 to December 31, 2004. Prior to joining us, Mr. Korte served as a senior associate in the corporate practice group of Benesch, Friedlander, Coplan & Arnoff LLP from 1995 to 2000. He also served as a tax attorney in the corporate tax planning group of Price Waterhouse, an accounting firm, from 1993 to 1995. Mr. Korte earned his B.S. in Finance from Ohio State University and his J.D. from Case Western Reserve University.

     Daniel S. Mominee currently serves as our Executive Vice President. From 2001 to 2003, he served as our Vice President of Corporate Operations. From 2000 to 2001, he served as our Product Development & Manufacturing Manager for North and South America. Mr. Mominee also served as our Engineering Manager, North and South America, from January 1997 to 2000. Prior to that time, he served as Assistant Plant Manager, Vehicle Safety Systems, for TRW Inc. (“TRW”), a manufacturer of products for the automotive, space, electronics and computer markets, from 1994 to 1997 and as Manager of Manufacturing, Vehicle Safety Systems, from 1992 to 1994. Mr. Mominee also served as Operations Manager for TRW’s Propellant Operations from 1990 to 1992. Mr. Mominee earned his B.S. in Mechanical Engineering from the University of Toledo and is currently completing his M.B.A. at Western International University.
     Stephan R. Rohacz currently serves as our Executive Vice President. He joined us in June 1999 as our General Manager, North and South America. Mr. Rohacz served as President of the Telecommunications Business Unit of the Thomas & Betts Corporation, a manufacturer of electrical components and connectors, from January 1997 to June 1999. Prior to that time, he served as Director, Sales and Marketing for the Americas, Marketing Manager and High Voltage Business Unit Manager of the Electrical Productions Division of Raychem Corporation (“Raychem”), a manufacturer of electrical components and connectors. Mr. Rohacz also served as District Sales Manager of Raychem’s Energy Division from 1988 to 1990 and as Regional Sales Manager of Raychem’s Chemelex and Energy Division from 1987 to 1988. Mr. Rohacz earned his B.S. in Engineering from Michigan State University, his M.S. in Engineering from the University of Michigan and his M.B.A. from Harvard Business School.
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
Attention: Investor Relations
30575 Bainbridge Road, Suite 300
Solon, Ohio 44139
Audit Committee and Audit Committee Financial Expert
     The Company’s equity securities are not publicly traded. Our board of directors consists of members of our management, and interacts closely with our ultimate parent. We do not have a separate audit committee. Instead, our board of directors performs the functions that an audit committee would customarily perform. None of the current members of our board of directors has been formally designated as an “audit committee financial expert” as that term is defined under the rules and regulations of the Securities and Exchange Commission. Our board of directors believes, however, that each of its members is fully qualified to address any issue that is likely to come before it that would customarily be addressed by an audit committee, including the evaluation of our financial statements and supervision of our financial auditors.

ITEM 11. EXECUTIVE COMPENSATION.
Director Compensation and Other Arrangements
     All of the members of the Company’s board of directors receive compensation in connection with their service as officers of the Company, and do not receive additional compensation for their service as directors. The Company reimburses its directors for any out-of-pocket expenses incurred in connection with their service as directors.
Executive Compensation
     The following table summarizes the compensation paid or accrued for the years ending December 31, 2005, 2004 and 2003 to our Chairman, President and Chief Executive Officer and the four other most highly paid executive officers.
Summary Compensation Table

		Annual Compensation			All Other
Name and Principal Position	Year	Base Salary		Bonus (2)	Compensation
William H. Roj	2005	$697,523		$949,721	$10,692	(3)
Chairman, President and Chief Executive Officer	2004	670,687	(1)	872,142	10,719	(4)
	2003	620,103		526,588	9,924	(5)

Peter B. Korte	2005	192,816		86,885	17,068	(3)
Vice President of Product Management and Marketing	2004	185,400		87,493	15,623	(4)
	2003	180,000		51,636	14,189	(5)

Daniel S. Mominee	2005	205,920		205,266	4,044	(3)
Executive Vice President	2004	197,436		183,389	4,058	(4)
	2003	186,264		112,629	3,870	(5)

Stephan R. Rohacz	2005	251,196		249,299	15,609	(3)
Executive Vice President	2004	242,700		225,427	15,566	(4)
	2003	228,960		138,446	13,517	(5)

Jeffrey R. Steinhilber	2005	225,780		229,581	13,490	(3)
Executive Vice President and Chief Financial Officer	2004	217,308		221,836	10,864	(4)
	2003	205,000		123,958	8,024	(5)

(1)	This amount includes $24,769 paid in 2004 but attributable to services rendered in 2003.

(2)	This amount represents the bonus accrued for services performed in the year indicated and paid in the current year, subsequent year or both.

(3)	“All Other Compensation” in 2005 includes the following amounts: for William H. Roj, a 401K matching contribution of $4,800, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $2,997 in the aggregate, $1,605 for the personal use of an automobile and $1,290 of Company-paid premiums for life insurance; for Peter B. Korte, a 401K matching contribution of $5,784, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,473 in the aggregate, $7,511 for the personal use of an automobile and $300 of Company-paid premiums for life insurance; for Daniel S. Mominee, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,840 in the aggregate and $204 of Company-paid premiums for life insurance; for Stephan R. Rohacz, a 401K matching contribution of $5,773, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,840 in the aggregate, $5,546 for the personal use of an automobile and $450 of Company-paid premiums for life insurance; for Jeffrey R. Steinhilber, a 401K matching contribution of $6,209, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,840 in the aggregate, $2,991 for the personal use of an automobile and $450 of Company-paid premiums for life insurance.

(4)	“All Other Compensation” in 2004 includes the following amounts: for William H. Roj, a 401K matching contribution of $4,800, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,035 in the aggregate, $1,594 for the personal use of an automobile and $1,290 of Company-paid premiums for life insurance; for Peter B. Korte, a 401K matching contribution of $5,562, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,794 in the aggregate, $5,967 for the personal use of an automobile and $300 of Company-paid premiums for life insurance; for Daniel S. Mominee, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,794 in the aggregate and $264 of Company-paid premiums for life insurance; for Stephan R. Rohacz, a 401K matching contribution of $6,150, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,794 in the aggregate, $5,172 for the personal use of an automobile and $450 of Company-paid premiums for life insurance; for Jeffrey R. Steinhilber, a 401K matching contribution of $6,150, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,794 in the aggregate, $470 for the personal use of an automobile and $450 of Company-paid premiums for life insurance.

(5)	“All Other Compensation” in 2003 includes the following amounts: for William H. Roj, a 401K matching contribution of $4,800, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $2,936 in the aggregate, $1,498 for the personal use of an automobile and $690 of Company-paid premiums for life insurance; for Peter B. Korte, a 401K matching contribution of $5,143, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,346 in the aggregate, $5,430 for the personal use of an automobile and $270 of Company-paid premiums for life insurance; for Daniel S. Mominee, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,670 in the aggregate and $200 of Company-paid premiums for life insurance; for Stephan R. Rohacz, a 401K matching contribution of $6,000, a profit sharing contribution and reallocation of forfeitures of other participants’ non-vested profit sharing contribution of $3,670 in the aggregate, $3,397 for the personal use of an automobile and $450 of Company-paid premiums for life insurance; for Jeffrey R. Steinhilber, a 401K matching contribution of $6,000, $1,574 for the personal use of an automobile and $450 of Company-paid premiums for life insurance.
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
     If Mr. Roj’s employment agreement is terminated by us, Mr. Roj shall receive a severance payment in an amount equal to two times the sum of his salary and bonus earned in the 12 months preceding his termination. The employment agreement shall terminate upon Mr. Roj’s death or disability, however in such case we will continue to pay to Mr. Roj or his heirs or beneficiaries his salary and bonus earned in the 12 months preceding his death or disability for three years following his death or disability.
     For the term of the employment agreement and for two years after his termination of employment, Mr. Roj may not participate in any business that competes with us. Mr. Roj may not solicit any of our employees for two years after the termination of his employment agreement.
     The Company entered into amended and restated employment agreements on March 24, 2004 with Peter B. Korte, Daniel S. Mominee, Stephan R. Rohacz and Jeffrey R. Steinhilber, each for an indefinite period. We may terminate these agreements at any time without prior notice. Mr. Steinhilber serves as our Executive Vice President and Chief Financial Officer. His employment agreement provides for an annual salary of $217,308, subject to increase each year, plus an annual discretionary bonus of up to 100% of his salary based upon our bonus plan for senior managers. Mr. Rohacz serves as our Executive Vice President. His employment agreement provides for an annual salary of $242,700, subject to increase each year, plus an annual discretionary bonus of up to 100% of his salary based upon our bonus plan for senior managers. Mr. Mominee serves as our Executive Vice President. His employment agreement provides for an annual salary of $197,436, subject to increase each year, plus an annual discretionary bonus of up to 100% based on our bonus plan for senior managers. Mr. Korte serves as our Vice President of Product Management and Marketing and in 2004 served as our General Counsel and Secretary. His employment agreement provides for an annual salary of $185,400, subject to increase each year, plus an annual discretionary bonus of up to 45% of his salary based on our bonus plan for senior managers.

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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     As of March 10, 2006 we had one share of common stock outstanding, which was owned by Holding.
     Holding is a wholly owned subsidiary of Global. The following table sets forth information as of March 10, 2006 with respect to the beneficial ownership of the common stock of Global, as our ultimate parent, by each holder of 5% or more of the outstanding shares of Global, by each director and each executive officer of the Company, and all directors and executive officers of the Company as a group. The percentages reflect beneficial ownership of the common stock of Global as determined under Rule 13d-3 of the Securities Exchange Act of 1934. We believe that each of the stockholders listed has sole voting and investment power with respect to their beneficially owned shares of common stock in Global.

	Number and Percent of Global Shares
	Class A		Class L		Combined
	Common Stock		Common Stock		Class A and Class L
Beneficial Owners	Number	Percent	Number	Percent	Number	Percent
Citigroup Venture Capital Equity Partners, L.P. (1)	—	—	4,901,807	66.0	4,901,807	60.9
399 Park Avenue
New York, NY 10043
William H. Roj (2)	326,325	52.4	1,893,245	25.5	2,219,570	27.6
c/o ERICO International
Corporation
30575 Bainbridge Road,
Suite 300
Solon, OH 44139
Peter B. Korte	17,750	2.9	8,386	*	26,136	*
Daniel S. Mominee	42,825	6.9	9,731	*	52,556	*
Stephan R. Rohacz	42,825	6.9	91,549	1.2	134,374	1.7
Jeffrey R. Steinhilber	42,825	6.9	12,883	*	55,708	*
All directors and executive officers as a group (5)	472,550	75.9	2,015,794	27.1	2,488,344	30.9

*	Represents less than 1% of the shares of Global.

(1)	Messrs. Michael A. Delaney and Charles E. Corpening are the nominees of Citigroup Venture Capital Equity Partners, L.P to the board of Global and have beneficial ownership of 33,464 shares and 1,673 shares, respectively, of the Class L common stock of Global. These holdings represent less than 1% of the holdings of Class L common stock and of Class A and Class L common stock combined.
(2)	Shares are beneficially owned by JDBR Holding Company, LLC. Pursuant to an irrevocable power of attorney, Mr. Roj exercises sole voting and dispositive power with respect to all shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
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
Redemption of Holding’s 11% Senior Subordinated Notes
     Under the indenture, dated as of December 2, 2002, Holding issued $35.0 million aggregate principal amount of its 11.0% senior subordinated notes due 2012 (the “11% Holding Notes”). Subsequently, Holding loaned the $35.0 million to us. In connection with the issuance of the Subordinated Notes, we repaid our intercompany loan from Holding, and Holding redeemed in full all of the 11% Holding Notes outstanding. The holders of the 11% Holding Notes were Antonius M. Kies; William H. Roj; Citigroup Venture Capital Equity Partners, L.P.; CVC Executive Fund LLC; CVC/SSB Employee Fund, L.P.; Michael T. Bradley; Charles Corpening; Michael A. Delaney; Richard Mayberry; Alchemy, L.P.; David Thomas; and John Weber. Messrs. Kies, Roj, Delaney and Corpening owned $10.0 million, $5.0 million, $131,897 and $6,595 principal amount of the 11% Holding Notes, respectively. The remaining

$19,861,508 aggregate principal of 11% Holding Notes were held by the other individuals named above. Messrs. Bradley, Mayberry, Thomas and Weber and Alchemy, L.P. are affiliated with CVC.
Dividends to Holders of Class L Common Stock
     In February of 2004 the Company paid a $25.0 million dividend to Holding, as holder of the Company’s common stock, and Holding, in turn, paid a $25.0 million dividend to Global, as holder of Holding’s common stock. Global then paid a $25.0 million dividend to the holders of Global’s Class L common stock. In January of 2005 the Company paid a $15.0 million dividend to Holding, as holder of the Company’s common stock, and Holding, in turn, paid a $15.0 million dividend to Global, as holder of Holding’s common stock. Global then paid a $15.0 million dividend to the holders of Global’s Class L common stock. In January of 2006 the Company paid a $9.9 million dividend to Holding, as holder of the Company’s common stock, and Holding, in turn, paid a $9.9 million dividend to Global, as holder of Holding’s common stock. Global then paid an $11.0 million dividend to the holders of Global’s Class L common stock. In each case, the holders of Class L common stock receiving the dividend included, among others, Peter B. Korte, Daniel S. Mominee, Stephan R. Rohacz, William H. Roj, Jeffrey R. Steinhilber, Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC, CVC/SSB Employee Fund, L.P., Michael T. Bradley, Charles Corpening, Michael A. Delaney, Richard Mayberry, Alchemy, L.P., David Thomas and John Weber. Each dividend paid in full the aggregate cumulated but unpaid yield on the Class L common stock outstanding through the date of each such dividend and a portion of the holders’ unreturned cost of such shares.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     Fees for services rendered by Ernst & Young LLP, the Company’s registered public accounting firm, for each of the last two fiscal years were:

Year	Audit Fees	Audit Related Fees (1)	Tax Fees (2)	All Other Fees
2005	$514,800	$19,500	$135,700	—
2004	903,200	15,600	230,900	—

(1)	The nature of the services comprising “audit related fees” primarily includes pension audits.

(2)	The nature of the services comprising “tax fees” includes debt restructuring planning, general consulting, tax audit engagement management and review of income tax returns.
     The Company’s equity securities are not publicly traded. Our board of directors consists of members of our management, and interacts closely with our ultimate parent. We do not have a separate audit committee. Instead, our board of directors performs the functions that an audit committee would customarily perform.
     The board of directors has adopted a policy that requires advance approval of all audit and non-audit services provided by the Company’s registered public accounting firm prior to the engagement of the registered public accounting firm with respect to such services. All of the auditing and permissible non-audit services provided by the Company’s registered public accounting firm were pre-approved by the board of directors. The board of directors has approved the retention of Ernst & Young LLP to audit the financial statements of the Company for its fiscal year ended December 31, 2006.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     a) Documents filed as part of this report:
     The following is a listing of the financial statements, schedules and exhibits included in this report or incorporated herein by reference.

1.	Financial Statement Schedules.

	Report of Independent Registered Public Accounting Firm	Page 21
	Consolidated Balance Sheets as of December 31, 2005 and 2004	Page 22
	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	Page 23
Consolidated Statements of Stockholder’s Net Investment for the years ended
	December 31, 2005, 2004 and 2003	Page 24
	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	Page 25
	Notes to Consolidated Financial Statements	Page 26

2.	Consolidated Financial Statement Schedules.

None.

3.	Exhibits.

     The listing of exhibits attached to this report after the “Signatures” page is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ERICO International Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Solon, State of Ohio, on March 10, 2006.

ERICO INTERNATIONAL CORPORATION

By:	/s/ WILLIAM A. FULLMER

Name: William A. Fullmer
Title: Vice President, General Counsel and Secretary
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM H. ROJ William H. Roj	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	March 10, 2006

/s/ JEFFREY R. STEINHILBER Jeffrey R. Steinhilber	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 10, 2006

/s/ PETER B. KORTE	Vice President of Marketing and Product Management and Director	March 10, 2006
Peter B. Korte

EXHIBIT INDEX

Exhibit	Description of Exhibit (and document from
Number	which incorporated by reference, if applicable)

3.1	Amended and Restated Articles of Incorporation filed with the Secretary of State of Ohio by ERICO International Corporation on March 30, 2004 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

3.2	Amended and Restated Code of Regulations of ERICO International Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

4.1	Indenture, dated as of February 20, 2004, by and among ERICO International Corporation, ERICO Products, Inc. and WellsFargo Bank, N.A (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

4.2	Registration Rights Agreement, dated as of February 20, 2004, by and among ERICO International Corporation, ERICO Products, Inc. and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., ABN AMRO Incorporated, NatCity Investments, Inc. and McDonald Investments Inc (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

4.3	Form of 8 7/8% Senior Subordinated Notes Due 2012 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

4.4	Form of Guarantee of ERICO Products, Inc. for 8 7/8% Senior Subordinated Notes Due 2012 (included in Exhibit 4.1).

4.5	Second Amended and Restated Indenture, dated as of February 20, 2004, by and among ERICO International Corporation, ERICO Products, Inc. and CVC Capital Funding, LLC (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

4.6	Registration Rights Agreement, dated as of February 20, 2004, by and among ERICO International Corporation, ERICO Products, Inc. and CVC Capital Funding, LLC (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

4.7	Form of 11% Senior Subordinated Notes Due 2012 (included in Exhibit 4.5).

4.8	Form of Guarantee of ERICO Products, Inc. for 11% Senior Subordinated Notes Due 2012 (included in Exhibit 4.5).

4.9	Purchase Agreement, dated September 9, 2002, by and among ERICO International Corporation and Citibank, N.A (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

4.10	First Amendment to Purchase Agreement, dated as of February 20, 2004, by and among ERICO International Corporation, ERICO Products, Inc. and CVC Capital Funding, LLC (as successor to Citibank, N.A.) (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

4.11	Purchase Agreement, dated February 12, 2004, by and among ERICO International Corporation, ERICO Products, Inc., Deutsche Bank Securities Inc., JP Morgan Securities, Inc., ABN AMRO Incorporated, NatCity Investments, Inc. and McDonald Investments, Inc (incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

10.1	Second Amended and Restated Multicurrency Credit and Security Agreement, dated as of December 2, 2002, by and among ERICO International Corporation, ERICO Products, Inc. and ERICO Europa B.V., as Borrowers, and the Banks that are signatories thereto and LaSalle National Bank National Association, as Administrative Agent, Lead Arranger and Issuing Bank, and General Electric Capital Corporation, as Co-Lead Arranger and Co-Documentation Agent, National City Bank, as Syndication Agent, and Key Bank National Association, as Documentation Agent (the “Second Amended and Restated Multicurrency Credit and Security Agreement”) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

Exhibit	Description of Exhibit (and document from
Number	which incorporated by reference, if applicable)

10.2	Amendment No. 1 to Second Amended and Restated Multicurrency Credit and Security Agreement, dated April 10, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

10.3	Amendment No. 2 to Second Amended and Restated Multicurrency Credit and Security Agreement, dated February 20, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

10.4	Amendment No. 3 to Second Amended and Restated Multicurrency Credit and Security Agreement, dated as of December 22, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.5	Amendment No. 4 to Second Amended and Restated Multicurrency Credit and Security Agreement, dated as of June 16, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2005).

10.6	Amendment No. 5 to Second Amended and Restated Multicurrency Credit and Security Agreement, dated as of September 30, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on December 15, 2005).

10.7	Lease Agreement Industrial/Warehouse, September 13, 2000, by and between Weston Property Investments XV, Ltd. and ERICO Products, Inc. for the lease of the property at 31700 Solon Road, Solon, Ohio 44139 (the “Solon Lease Agreement”) (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

10.8	First Amendment and Lease Extension Agreement dated October 19, 2004 to the Solon Lease Agreement.

10.9	Second Amendment and Lease Extension Agreement dated as of November 1, 2005 to the Solon Lease Agreement.

10.10	Employment Agreement among ERICO Global Company and William H. Roj, effective December 2, 2002 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

10.11	Employment Agreement among ERICO International Corporation and Jeffrey R. Steinhilber, effective March 24, 2004 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

10.12	Employment Agreement among ERICO International Corporation and Stephan R. Rohacz, effective March 24, 2004 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

10.13	Employment Agreement among ERICO International Corporation and Daniel S. Mominee, effective March 24, 2004 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

10.14	Employment Agreement among ERICO International Corporation and Peter B. Korte, effective March 24, 2004 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4 (Reg. No. 333-115267), as amended).

10.15	Bonus Plan For Senior Managers – Plan Summary (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2004).

21.1	Subsidiaries of ERICO International Corporation.

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14/15d-14(a) of the Securities Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14/15d-14(a) of the Securities Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.