Form 10-Q
period 2006-03-31
ERICO INTERNATIONAL CORP
filed 2006-05-09
CIK 1285222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
As of May 9, 2006, the registrant had one outstanding share of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ERICO International Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2006	2005

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,626	$19,561
Trade accounts receivable, net	66,234	54,802
Inventories, net	51,780	46,710
Other current assets	7,324	6,758

Total current assets	129,964	127,831
Property, plant and equipment, net	40,924	42,799
Goodwill	95,518	95,524
Other intangible assets, net	36,675	36,802
Other assets	8,095	8,315

Total assets	$311,176	$311,271

Liabilities and stockholder’s net investment
Current liabilities:
Trade accounts payable	$36,985	$29,157
Accrued compensation	9,892	15,699
Dividend payable	—	11,000
Other current liabilities	19,699	20,344

Total current liabilities	66,576	76,200

Long-term debt	142,414	141,675
Deferred income taxes	26,362	26,561
Other long-term liabilities	13,816	13,852

Stockholder’s net investment:
Common stock, par value $1.00 per share, 1,500,000 shares authorized, 1 share issued and outstanding	—	—
Parent company investment	64,690	56,202
Accumulated other comprehensive loss	(2,682)	(3,219)

Total stockholder’s net investment	62,008	52,983

Total liabilities and stockholder’s net investment	$311,176	$311,271

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries
Condensed Consolidated Income Statements (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$105,471	$89,950
Cost of sales	66,159	59,001

Gross profit	39,312	30,949

Operating expenses	23,972	21,619

Operating income	15,340	9,330
Interest expense, net	3,379	3,880
Foreign exchange (gain) loss, net	(138)	191
Other income	(594)	—

Income before income taxes	12,693	5,259
Provision for income taxes	4,855	2,049

Net income	$7,838	$3,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Operating activities
Net income	$7,838	$3,210
Depreciation and amortization	2,743	3,784
Other operating activities	(16,007)	(14,895)

Net cash used in operating activities	(5,426)	(7,901)

Investing activities
Capital expenditures	(720)	(699)
Proceeds from sale of building	787	—
Other investing activities	(61)	(398)

Net cash provided by (used in) investing activities	6	(1,097)

Financing activities
Dividends paid	(11,000)	(15,000)
Net transfers from Parent Company	650	—
Net borrowings on revolving line of credit	739	24,964

Net cash (used in) provided by financing activities	(9,611)	9,964
Effect of exchange rate changes on cash and cash equivalents	96	5

(Decrease) increase in cash and cash equivalents	(14,935)	971
Cash and cash equivalents at beginning of period	19,561	2,321

Cash and cash equivalents at end of period	$4,626	$3,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(Dollars in thousands)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of ERICO International Corporation and subsidiaries (“ERICO” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read together with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 10, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
Principles of Consolidation: The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.
Recently Adopted Accounting Standards: Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. Adopting SFAS No. 123(R) did not have a material impact on our consolidated results of operations, financial position or cash flows.
Effective January 1, 2006, the Company adopted SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. Adopting SFAS No. 151 did not have a material impact on our consolidated results of operations, financial position or cash flows.

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(Dollars in thousands)
2. Inventories
Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. The components of inventories are as follows:

	March 31,	December 31,
	2006	2005
Finished goods	$42,611	$38,779
Work in process	4,755	4,333
Raw materials	9,593	8,665

	56,959	51,777
Inventory reserves	(5,179)	(5,067)

Inventories, net	$51,780	$46,710

3. Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price paid over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment testing. Impairment exists when the carrying amount of goodwill or indefinite-lived intangible assets exceeds its fair value. The Company’s policy is to perform its annual impairment testing in the fourth quarter of each year, unless circumstances dictate the need for more frequent assessments. The 2005 annual impairment assessments confirmed that the fair value of the Company exceeded its carrying value, and no impairment loss recognition was required for goodwill or indefinite-lived intangible assets.
The following table displays the gross carrying amount, accumulated amortization amount and net carrying value for finite-lived intangible assets and indefinite-lived intangible assets:

	March 31, 2006
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Finite-lived intangible assets:
Patents	$4,131	$(1,711)	$2,420
Customer relationships	787	(131)	656

	$4,918	$(1,842)	$3,076

Indefinite-lived intangible assets:
Trademarks	$33,599	$—	$33,599
Goodwill	95,518	—	95,518

	$129,117	$—	$129,117

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(Dollars in thousands)
3. Goodwill and Other Intangible Assets (continued)

	December 31, 2005
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Finite-lived intangible assets:
Patents	$4,120	$(1,569)	$2,551
Customer relationships	787	(121)	666

	$4,907	$(1,690)	$3,217

Indefinite-lived intangible assets:
Trademarks	$33,585	$—	$33,585
Goodwill	95,524	—	95,524

	$129,109	$—	$129,109

Amortization expense for finite-lived intangible assets was $146 and $144 for the three months ended March 31, 2006 and 2005, respectively. Based upon the gross carrying amount of finite-lived intangible assets as of March 31, 2006, amortization expense for 2006 through 2010 is expected to be approximately $560 per year.
4. Debt and Financing Arrangements
Long-term debt at March 31, 2006 and December 31, 2005 consists of the following:

	March 31,	December 31,
	2006	2005
Revolving credit facility with commercial banks	$739	$—
8.875% subordinated notes, due 2012	141,000	141,000
Other notes, due 2009	675	675

	$142,414	$141,675

On February 20, 2004, the Company refinanced substantially all of its long-term debt, issuing 8.875% senior subordinated notes due 2012 (the “Subordinated Notes”). In connection with this refinancing, the Company amended its $75,000 Multicurrency Credit and Security Agreement (the “Credit Facility”) that expires December 2, 2007. The Credit Facility provides a revolving credit line of $75,000, of which $25,000 may be used for the issuance of letters of credit. The Credit Facility allows for multicurrency borrowing options in Australian dollars, Euros, Swiss francs, Swedish kronor, British pounds and other currencies that are readily available and freely traded. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company and accrue interest at the Alternate Base Rate (as defined in the Credit Facility) or LIBOR plus a 1.75% margin. The Credit Facility provides for a commitment fee of 0.25% on the revolving credit line.

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(Dollars in thousands)
4. Debt and Financing Arrangements (continued)
The Credit Facility and the Subordinated Notes contain certain customary covenants that impose limitations on the Company, including covenants limiting the ability of the Company and its subsidiaries to sell, pledge or incur liens on assets and to incur additional debt. The Credit Facility also includes requirements to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including minimum net worth, minimum fixed charge coverage ratio, maximum leverage ratio and minimum net income before interest expense, net, income taxes, depreciation, amortization and certain other non-cash, non-recurring items (“EBITDA”). The Company was in compliance with all covenants of the Credit Facility and the Subordinated Notes, and the conditions of the Credit Facility, at March 31, 2006.
At March 31, 2006, the Company had borrowings outstanding of $739 under the revolving credit line of the Credit Facility, all in U.S. dollars, and letters of credit outstanding of $40 supported by the Credit Facility. The amount available for additional borrowing under the Credit Facility at March 31, 2006 was $74,221.
5. Income Taxes
The Company’s operations have been included in the consolidated income tax returns filed by Global. Income tax expense in the Company’s consolidated income statements is calculated on a separate tax return basis as if the Company had operated as a stand-alone entity.
The Company’s income tax provision was $4,855, or 38.2%, and $2,049, or 38.9%, for the three months ended March 31, 2006 and 2005, respectively. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes, due principally to state and local taxes.
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
On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”). The Medicare Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide actuarially equivalent medical plans. On May 19, 2004, the FASB issued Financial Staff Position Number 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP”). The FSP became effective July 1, 2004. In September 2005, the Company determined the benefits provided by the Company’s Health Care Plan were actuarially equivalent to Medicare Part D under the Medicare Act, and the Company applied to receive the applicable subsidy from Medicare. As a result, the Company’s accumulated post-retirement benefit obligation at December 31, 2005 reflects a reduction of $279, and net periodic benefit income for the three months ended March 31, 2006 reflects a reduction of $12. However, net periodic benefit income for the three months ended March 31, 2005 does not reflect any amount associated with the Medicare Act. The Company expects net periodic benefit income of $525 in 2006, which reflects a reduction of $50 due to the Medicare Act.

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(Dollars in thousands)
6. Post-Retirement Benefit Plan (continued)
The following table sets forth the components of net periodic benefit income for the Company’s Health Care Plan for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Service cost	$1	$3
Interest cost	6	16
Amortization of net gain	(139)	(205)
Curtailment gain	—	(68)

Net periodic benefit income	$(132)	$(254)

7. Commitments and Contingencies
The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company’s management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.
8. Comprehensive Income
Accumulated other comprehensive loss of $2,682 and $3,219 at March 31, 2006 and December 31, 2005, respectively, consists entirely of foreign currency translation adjustments. Total comprehensive income and its components are as follows:

	Three Months Ended
	March 31,
	2006	2005
Net income	$7,838	$3,210
Foreign currency translation adjustments	537	(1,628)

Comprehensive income	$8,375	$1,582

9. Other Income
In January 2006, the Company sold a vacated manufacturing building in Andrezieux, France for proceeds of $787, and recognized a gain on sale of $594 that is included in Other Income on the Company’s condensed consolidated income statement for the three months ended March 31, 2006.

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(Dollars in thousands)
10. Guarantor and Non-Guarantor Subsidiaries
The following unaudited condensed consolidating financial statements set forth the Company’s balance sheets as of March 31, 2006 and December 31, 2005, and the statements of income and statements of cash flows for the three months ended March 31, 2006 and 2005. In the following schedules, “Parent” refers to the Company, Holding and Global, collectively, “Guarantor Subsidiary” refers to ERICO Products, Inc., the Company’s sole domestic subsidiary, and “Non-Guarantor Subsidiaries” refers to the Company’s non-U.S. subsidiaries. “Eliminations” represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in the Company’s subsidiaries.
Unaudited Condensed Consolidating Balance Sheets
March 31, 2006

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$53	$34	$4,539	$—	$4,626
Trade accounts receivable, net	—	35,462	30,772	—	66,234
Inventories, net	—	30,001	21,779	—	51,780
Other current assets	1,853	2,490	2,981	—	7,324

Total current assets	1,906	67,987	60,071	—	129,964

Property, plant and equipment, net	185	31,475	9,264	—	40,924
Goodwill	95,518	—	—	—	95,518
Other intangible assets, net	36,675	—	—	—	36,675
Investment in and advances to subsidiaries	98,563	—	—	(98,563)	—
Other assets	5,598	2,346	151	—	8,095

Total assets	$238,445	$101,808	$69,486	$(98,563)	$311,176

Trade accounts payable	$(83)	$23,492	$13,576	$—	$36,985
Accrued compensation	633	5,074	4,185	—	9,892
Other current liabilities	2,092	8,746	8,861	—	19,699

Total current liabilities	2,642	37,312	26,622	—	66,576

Long-term debt	141,739	675	—	—	142,414
Deferred income taxes	23,196	2,774	392	—	26,362
Intercompany balance	—	(9,441)	49,714	(40,273)	—
Other long-term liabilities	6,178	5,708	1,930	—	13,816

Total stockholder’s net investment	64,690	64,780	(9,172)	(58,290)	62,008

Total liabilities and stockholder’s net investment	$238,445	$101,808	$69,486	$(98,563)	$311,176

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(Dollars in thousands)
10. Guarantor and Non-Guarantor Subsidiaries (continued)
Condensed Consolidating Balance Sheets
December 31, 2005

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$9,435	$17	$10,109	$—	$19,561
Trade accounts receivable, net	—	29,515	25,287	—	54,802
Inventories, net	—	27,046	19,664	—	46,710
Other current assets	1,868	2,391	2,499	—	6,758

Total current assets	11,303	58,969	57,559	—	127,831

Property, plant and equipment, net	152	33,243	9,404	—	42,799
Goodwill	95,524	—	—	—	95,524
Other intangible assets, net	36,802	—	—	—	36,802
Investment in and advances to subsidiaries	95,587	—	—	(95,587)	—
Other assets	5,822	2,346	147	—	8,315

Total assets	$245,190	$94,558	$67,110	$(95,587)	$311,271

Trade accounts payable	$312	$20,937	$7,908	$—	$29,157
Accrued compensation	1,933	8,267	5,499	—	15,699
Dividend payable	11,000	—	—	—	11,000
Other current liabilities	5,159	6,669	8,516	—	20,344

Total current liabilities	18,404	35,873	21,923	—	76,200

Long-term debt	141,000	675	—	—	141,675
Deferred income taxes	23,387	2,775	399	—	26,561
Intercompany balance	—	(8,345)	56,581	(48,236)	—
Other long-term liabilities	6,197	5,917	1,738	—	13,852

Total stockholder’s net investment	56,202	57,663	(13,531)	(47,351)	52,983

Total liabilities and stockholder’s net investment	$245,190	$94,558	$67,110	$(95,587)	$311,271

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(Dollars in thousands)
10. Guarantor and Non-Guarantor Subsidiaries (continued)
Unaudited Condensed Consolidating Income Statements
Three Months Ended March 31, 2006

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$68,620	$43,784	$(6,933)	$105,471
Cost of sales	—	44,718	28,374	(6,933)	66,159

Gross profit	—	23,902	15,410	—	39,312
Operating expenses	1,857	12,041	10,074	—	23,972

Operating (loss) income	(1,857)	11,861	5,336	—	15,340
Interest expense, net	2,699	683	(3)	—	3,379
Foreign exchange gain, net	—	(1)	(137)	—	(138)
Other income	(47)	—	(547)	—	(594)

(Loss) income before income taxes and equity income	(4,509)	11,179	6,023	—	12,693
(Benefit) provision for income taxes	(1,408)	4,062	2,201	—	4,855

(Loss) income before equity income	(3,101)	7,117	3,822	—	7,838
Equity income from subsidiaries	10,939	—	—	(10,939)	—

Net income	$7,838	$7,117	$3,822	$(10,939)	$7,838

Unaudited Condensed Consolidating Income Statements
Three Months Ended March 31, 2005

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$56,418	$39,063	$(5,531)	$89,950
Cost of sales	—	38,221	26,311	(5,531)	59,001

Gross profit	—	18,197	12,752	—	30,949
Operating expenses	1,044	10,626	9,949	—	21,619

Operating (loss) income	(1,044)	7,571	2,803	—	9,330
Interest expense, net	3,037	681	162	—	3,880
Foreign exchange loss, net	1	111	79	—	191

(Loss) income before income taxes and equity income	(4,082)	6,779	2,562	—	5,259
(Benefit) provision for income taxes	(1,611)	2,673	987	—	2,049

(Loss) income before equity income	(2,471)	4,106	1,575	—	3,210
Equity income from subsidiaries	5,681	—	—	(5,681)	—

Net income	$3,210	$4,106	$1,575	$(5,681)	$3,210

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(Dollars in thousands)
10. Guarantor and Non-Guarantor Subsidiaries (continued)
Unaudited Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2006

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$7,838	$7,117	$3,822	$(10,939)	$7,838
Depreciation and amortization	171	2,095	477	—	2,743
Other operating activities	(3,272)	(9,278)	(3,457)	—	(16,007)

Net cash provided by (used in) operating activities	4,737	(66)	842	(10,939)	(5,426)
Investing activities
Capital expenditures	(58)	(336)	(326)	—	(720)
Proceeds from sale of building	—	—	787	—	787
Other investing activities	(71)	10	—	—	(61)

Net cash (used in) provided by investing activities	(129)	(326)	461	—	6

Financing activities
Dividends paid	(11,000)	—	—	—	(11,000)
Net transfers from Parent Company	650	—	—	—	650
Change in intercompany payables/receivables	(4,379)	409	(6,969)	10,939	—
Net borrowings on revolving line of credit	739	—	—	—	739

Net cash (used in) provided by financing activities	(13,990)	409	(6,969)	10,939	(9,611)
Effect of exchange rates on cash	—	—	96	—	96

Net (decrease) increase in cash and cash equivalents	(9,382)	17	(5,570)	—	(14,935)
Cash and cash equivalents at beginning of period	9,435	17	10,109	—	19,561

Cash and cash equivalents at end of period	$53	$34	$4,539	$—	$4,626

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
(Dollars in thousands)
10. Guarantor and Non-Guarantor Subsidiaries (continued)
Unaudited Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2005

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$3,210	$4,106	$1,575	$(5,681)	$3,210
Depreciation and amortization	164	2,135	1,485	—	3,784
Other operating activities	(3,213)	(4,268)	(7,414)	—	(14,895)

Net cash provided by (used in) operating activities	161	1,973	(4,354)	(5,681)	(7,901)
Investing activities
Capital expenditures	(2)	(363)	(334)	—	(699)
Other investing activities	(402)	—	4	—	(398)

Net cash used in investing activities	(404)	(363)	(330)	—	(1,097)

Financing activities
Dividends paid	(15,000)	—	—	—	(15,000)
Change in intercompany payables/receivables	(8,768)	(1,566)	4,653	5,681	—
Net borrowings on revolving line of credit	24,964	—	—	—	24,964

Net cash (used in) provided by financing activities	1,196	(1,566)	4,653	5,681	9,964
Effect of exchange rates on cash	—	—	5	—	5

Net increase (decrease) in cash and cash equivalents	953	44	(26)	—	971
Cash and cash equivalents at beginning of period	398	21	1,902	—	2,321

Cash and cash equivalents at end of period	$1,351	$65	$1,876	$—	$3,292

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
Market Outlook
In the first quarter of 2006, sales performance in all of our markets significantly exceeded the same period in 2005, setting a new record for quarterly net sales. We continue to expect performance in the electrical, construction, utility and rail markets to increase over 2005 levels, although not at the same growth rate as in the first quarter of 2006. We expect our sales growth in 2006 to be generated by new product introductions and further market penetration.
During the first quarter of 2006, we experienced increases in the prices we pay for certain raw materials, primarily copper and steel, and this trend has continued beyond March 31, 2006 to the point that copper is trading at record prices on the commodity exchanges. We have or intend to pass on the majority of these raw material cost increases to our customers. However, we may not be successful in recovering all of the increases, and there generally will be a time lag between the cost increase and the sales price increase.
Results of Operations
The following table sets forth statements of operations data expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	62.7	65.6
Gross profit	37.3	34.4
Operating expenses	22.7	24.0
Interest expense, net	3.2	4.3
Foreign exchange (gain) loss, net	(0.1)	0.2
Other income	(0.5)	—
Income before income taxes	12.0	5.9
Provision for income taxes	4.6	2.3
Net income	7.4	3.6

Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005
Net sales. Net sales for the three months ended March 31, 2006 were $105.5 million, an increase of $15.6 million, or 17.3%, from the $89.9 million reported for the three months ended March 31, 2005. The increase in net sales in the three months ended March 31, 2006 compared with the three months ended March 31, 2005 was due primarily to increased selling prices and higher sales volume.
Gross profit. Gross profit for the three months ended March 31, 2006 increased by $8.4 million, or 27.0%, to $39.3 million from the $30.9 million reported for the three months ended March 31, 2005. Gross profit margin increased to 37.3% in the three months ended March 31, 2006 from 34.4% in the three months ended March 31, 2005. Gross profit margin increased primarily due to the combination of increased selling prices and higher sales volume resulting in manufacturing efficiencies.
Operating expenses. Operating expenses include engineering and development expenses, selling and marketing expenses, and general and administrative expenses. Operating expenses increased by $2.4 million, or 10.9%, to $24.0 million in the three months ended March 31, 2006 from $21.6 million in the three months ended March 31, 2005. As a percentage of net sales, operating expenses decreased to 22.7% in the three months ended March 31, 2006 from 24.0% in the three months ended March 31, 2005. The decrease in operating expenses as a percentage of net sales in the three months ended March 31, 2006 was primarily due to the higher sales level along with management’s continued focus on controlling expenses.
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
Interest expense, net. Interest expense for the three months ended March 31, 2006 was $3.4 million compared with $3.9 million for the three months ended March 31, 2005. The decrease in interest expense was primarily due to lower average debt balances in the three months ended March 31, 2006 compared with the three months ended March 31, 2005 as a result of the repurchase in the fourth quarter of 2005 of $10.5 million of Subordinated Notes and the lower Credit Facility balance.
Foreign exchange loss, net. The Company reported a foreign exchange gain of $0.1 million for the three months ended March 31, 2006 compared with a foreign exchange loss of $0.2 million for the three months ended March 31, 2005.
Other Income. In January 2006, the Company sold a vacated manufacturing building in Andrezieux, France for proceeds of $0.8 million, and recognized a gain on sale of $0.6 million.
Provision for income taxes. The provision for income taxes was $4.9 million for the three months ended March 31, 2006 compared with $2.0 million for the three months ended March 31, 2005. The effective tax rate was 38.2% for the three months ended March 31, 2006 compared with 38.9% for the three months ended March 31, 2005.
Net income. As a result of the foregoing, the Company reported net income of $7.8 million for the three months ended March 31, 2006, an increase of $4.6 million, or 144.2%, from net income of $3.2 million in the three months ended March 31, 2005.
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
The Credit Facility and the Subordinated Notes contain certain customary covenants that impose limitations on the Company, including covenants limiting the ability of the Company and its subsidiaries to sell, pledge or incur liens on assets and to incur additional debt. The Credit Facility also includes requirements to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including minimum net worth, minimum fixed charge coverage ratio, maximum leverage ratio and minimum EBITDA. The Company was in compliance with all covenants of the Credit Facility and the Subordinated Notes, and the conditions of the Credit Facility, at March 31, 2006.
At March 31, 2006, the Company had borrowings outstanding of $0.7 million under the revolving credit line of the Credit Facility, all in U.S. dollars, and letters of credit outstanding of $0.1 million supported by the Credit Facility. The amount available for additional borrowing under the Credit Facility at March 31, 2006 was $74.2 million.
Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005
Cash used in operating activities for the three months ended March 31, 2006 was $5.4 million compared with $7.9 million for the three months ended March 31, 2005. In comparison to the first quarter of 2005, the Company’s first quarter 2006 operating cash flow reflects a $3.6 million increase in net income plus depreciation and amortization, offset by a $1.1 million increase in cash used for working capital.
Capital expenditures were $0.7 million for the three months ended March 31, 2006 and 2005. We currently do not have any significant capital projects in process.
Cash used in financing activities was $9.6 million for the three months ended March 31, 2006, and primarily reflects the payment in January 2006 of an $11.0 million dividend to Global Class L shareholders. Cash provided by financing activities was $10.0 million for the three months ended March 31, 2005 and reflects $25.0 million of borrowings on the Credit Facility to fund the $15.0 million dividend paid in January 2005 to Global Class L shareholders, interest and bonus payments and general working capital needs.
We have significant future cash commitments, primarily for debt service requirements and scheduled lease payments. There have been no material changes to our cash commitments and commercial commitments in the three months ended March 31, 2006 from those shown as of December 31, 2005 in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” other than the payment in January 2006 of the dividend as discussed above.
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

	Three Months Ended
	March 31,
	2006	2005
Net cash used in operating activities	$(5,426)	$(7,901)
Interest expense, net	3,379	3,880
Provision for income taxes	4,855	2,049
Foreign exchange gain (loss), net	138	(191)
Deferred taxes	192	219
Amortization of financing fees and discount on Subordinated Notes included in interest expense, net	(223)	(223)
Net changes in operating assets and liabilities	15,900	15,090

EBITDA	$18,815	$12,923

Critical Accounting Policies and Estimates
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K filed March 10, 2006 under the caption “Critical Accounting Policies and Estimates” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In particular, judgment is used in areas such as determining the allowance for doubtful accounts and inventory valuation reserves, goodwill and indefinite-lived intangible assets, product warranty costs, debt covenants and deferred tax assets.
Recently Adopted Accounting Standards
Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. Adopting SFAS No. 123(R) did not have a material impact on our consolidated results of operations, financial position or cash flows.
Effective January 1, 2006, the Company adopted SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. Adopting SFAS No. 151 did not have a material impact on our consolidated results of operations, financial position or cash flows.

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
For additional information on risks and uncertainties that could cause actual results to differ from those anticipated in forward-looking statements, see the discussion set forth under “Risk Factors” in the Company’s SEC filings, including its Annual Report on Form 10-K filed with the SEC on March 10, 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to various changes in financial market conditions, including fluctuations in interest rates, foreign currency exchange rates and commodity prices. We manage our exposure to such risks through various operating and financing activities.
We are exposed to interest rate risk associated with borrowings under our Credit Facility. Borrowings under the Credit Facility bear interest at variable rates, based upon published indices. In order to partially mitigate this exposure, we have occasionally entered into interest rate swaps to fix a portion of our interest payable. There were no interest rate swaps outstanding as of March 31, 2006.
We are also exposed to various foreign currency risks, in that there is a risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our foreign currency exchange rate risks primarily relate to the Euro, the Australian dollar and the Brazilian real. We monitor these risks, and attempt to establish offsetting positions, when practical, between our various subsidiaries. Under our Credit Facility, we also have the option of denominating a portion of our borrowings in multiple foreign currencies. There are no amounts outstanding under the multicurrency borrowing options at March 31, 2006. We had net assets denominated in foreign currencies of approximately $40.5 million associated with our foreign subsidiaries at March 31, 2006.
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
Item 4. Controls and Procedures
As of March 31, 2006 an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
May 9, 2006

By:	/s/ Jeffrey R. Steinhilber

Name:	Jeffrey R. Steinhilber
Title:	Chief Financial Officer and Director
May 9, 2006