Form 10-Q
period 2006-06-30
ERICO INTERNATIONAL CORP
filed 2006-08-09
CIK 1285222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 9, 2006, the registrant had one outstanding share of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ERICO International Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,144	$19,561
Trade accounts receivable, net	75,607	54,802
Inventories, net	55,959	46,710
Other current assets	7,352	6,758

Total current assets	156,062	127,831

Property, plant and equipment, net	39,333	42,799
Goodwill	95,518	95,524
Other intangible assets, net	36,609	36,802
Other assets	7,996	8,315

Total assets	$335,518	$311,271

Liabilities and stockholder’s net investment
Current liabilities:
Trade accounts payable	$40,581	$29,157
Accrued compensation	14,715	15,699
Dividend payable	—	11,000
Other current liabilities	25,886	20,344

Total current liabilities	81,182	76,200

Long-term debt	141,675	141,675
Deferred income taxes	26,164	26,561
Other long-term liabilities	13,626	13,852

Stockholder’s net investment:
Common stock, par value $1.00 per share, 1,500,000 shares authorized, 1 share issued and outstanding	—	—
Parent company investment	74,003	56,202
Accumulated other comprehensive loss	(1,132)	(3,219)

Total stockholder’s net investment	72,871	52,983

Total liabilities and stockholder’s net investment	$335,518	$311,271

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries
Condensed Consolidated Income Statements (Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$117,150	$100,128	$222,621	$190,078
Cost of sales	73,059	64,089	139,218	123,090

Gross profit	44,091	36,039	83,403	66,988

Operating expenses	25,417	23,004	49,389	44,623

Operating income	18,674	13,035	34,014	22,365
Interest expense, net	3,348	3,905	6,727	7,785
Foreign exchange loss, net	200	275	62	466
Other income	—	—	(594)	—

Income before income taxes	15,126	8,855	27,819	14,114
Provision for income taxes	5,813	3,062	10,668	5,111

Net income	$9,313	$5,793	$17,151	$9,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005

Operating activities
Net income	$17,151	$9,003
Gain on sale of building	(594)	—
Depreciation and amortization	5,489	6,664
Other operating activities	(13,507)	(6,848)

Net cash provided by operating activities	8,539	8,819

Investing activities
Capital expenditures	(1,498)	(1,175)
Proceeds from sale of building	787	—
Other investing activities	(91)	(624)

Net cash used in investing activities	(802)	(1,799)

Financing activities
Dividends paid	(11,000)	(15,000)
Net transfers from Parent Company	650	—
Net borrowings on revolving line of credit	—	8,000

Net cash used in financing activities	(10,350)	(7,000)

Effect of exchange rate changes on cash and cash equivalents	196	(47)

Decrease in cash and cash equivalents	(2,417)	(27)
Cash and cash equivalents at beginning of period	19,561	2,321

Cash and cash equivalents at end of period	$17,144	$2,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of ERICO International Corporation and subsidiaries (“ERICO” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read together with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 10, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
Principles of Consolidation: The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.
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
Recently Issued Accounting Standards: In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company on January 1, 2007. We are still evaluating the impact of FIN 48, and do not yet know if it will have a material impact on our consolidated results of operations, financial position or cash flows.

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
2. Inventories
Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. The components of inventories are as follows:

	June 30,	December 31,
	2006	2005
Finished goods	$46,534	$38,779
Work in process	4,508	4,333
Raw materials	10,617	8,665

	61,659	51,777
Inventory reserves	(5,700)	(5,067)

Inventories, net	$55,959	$46,710

3. Goodwill and Other Intangible Assets
The Company’s indefinite-lived intangible assets include goodwill and trademarks. Goodwill represents the excess of purchase price paid over the fair value of the net assets acquired. Trademarks include ERICO®, CADDY®, CADWELD®, CRITEC®, ERIFLEX®, ERITECH®, LENTON® and derivatives thereof, and were originally valued in the December 2002 merger transaction using a relief from royalty methodology. The Company concluded its trademarks were indefinite-lived based upon its extensive history of utilizing these trademarks, their strategic importance to future operations, the relative stability of the markets in which they are used and the legal and regulatory terms that allow the Company to extend the lives of these trademarks indefinitely.
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
The following table displays the gross carrying amount, accumulated amortization amount and net carrying value for finite-lived intangible assets and indefinite-lived intangible assets:

	June 30, 2006
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Finite-lived intangible assets:
Patents	$4,206	$(1,853)	$2,353
Customer relationships	787	(141)	646

	$4,993	$(1,994)	$2,999

Indefinite-lived intangible assets:
Trademarks	$33,610	$—	$33,610
Goodwill	95,518	—	95,518

	$129,128	$—	$129,128

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
3. Goodwill and Other Intangible Assets (continued)

	December 31, 2005
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Finite-lived intangible assets:
Patents	$4,120	$(1,569)	$2,551
Customer relationships	787	(121)	666

	$4,907	$(1,690)	$3,217

Indefinite-lived intangible assets:
Trademarks	$33,585	$—	$33,585
Goodwill	95,524	—	95,524

	$129,109	$—	$129,109

Amortization expense for finite-lived intangible assets was $152 and $154 for the three months ended June 30, 2006 and 2005, respectively, and $298 for the six months ended June 30, 2006 and 2005, respectively. Based upon the gross carrying amount of finite-lived intangible assets as of June 30, 2006, amortization expense for 2006 through 2010 is expected to be approximately $600 per year.
4. Debt and Financing Arrangements
Long-term debt at June 30, 2006 and December 31, 2005 consists of the following:

	June 30,	December 31,
	2006	2005
8.875% subordinated notes, due 2012	$141,000	$141,000
Other notes, due 2009	675	675

	$141,675	$141,675

On February 20, 2004, the Company refinanced substantially all of its long-term debt, issuing 8.875% senior subordinated notes due 2012 (the “Subordinated Notes”). In connection with this refinancing, the Company amended its $75,000 Multicurrency Credit and Security Agreement (the “Credit Facility”), which expires February 19, 2009. The Credit Facility provides a revolving credit line of $75,000, of which $25,000 may be used for the issuance of letters of credit. The Credit Facility allows for multicurrency borrowing options in Australian dollars, euros, Swiss francs, Swedish kronor, British pounds and other currencies that are readily available and freely traded. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company and accrue interest at the Alternate Base Rate (as defined in the Credit Facility) or LIBOR plus a 1.75% margin. The Credit Facility provides for a commitment fee of 0.25% on the revolving credit line.

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
4. Debt and Financing Arrangements (continued)
The Credit Facility and the Subordinated Notes contain certain customary covenants that impose limitations on the Company, including covenants limiting the ability of the Company and its subsidiaries to sell, pledge or incur liens on assets and to incur additional debt. The Credit Facility also includes requirements to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including minimum net worth, minimum fixed charge coverage ratio, maximum leverage ratio and minimum net income before interest expense, income taxes, depreciation and amortization (“EBITDA”). The Company was in compliance with all covenants of the Credit Facility and the Subordinated Notes, and the conditions of the Credit Facility, at June 30, 2006.
At June 30, 2006, the Company did not have any borrowings outstanding under the revolving credit line of the Credit Facility, and had letters of credit outstanding of $64 supported by the Credit Facility. The amount available for additional borrowing under the Credit Facility at June 30, 2006 was $74,936.
5. Income Taxes
The Company’s operations have been included in the consolidated income tax returns filed by Global. Income tax expense in the Company’s consolidated income statements is calculated on a separate tax return basis as if the Company had operated as a stand-alone entity.
The Company’s income tax provision was $5,813 or 38.4%, and $3,062, or 34.6%, for the three months ended June 30, 2006 and 2005, respectively, and $10,668, or 38.3%, and $5,111, or 36.2%, for the six months ended June 30, 2006 and 2005, respectively. The Company’s income tax provision in the three and six month periods ended June 30, 2005 includes a $698 reduction in income tax expense related to a change in state tax laws. Excluding this item, the Company’s effective tax rate for the six months ended June 30, 2005 was 41.2%. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes, due principally to state and local taxes.
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
On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”). The Medicare Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide actuarially equivalent medical plans. On May 19, 2004, the Financial Accounting Standards Board issued Financial Staff Position Number 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP”). The FSP became effective July 1, 2004. In September 2005, the Company determined the benefits provided by the Company’s Health Care Plan were actuarially equivalent to Medicare Part D under the Medicare Act, and the Company applied to receive the applicable subsidy from Medicare. As a result, the Company’s accumulated post-retirement benefit obligation at December 31, 2005 reflects a reduction of $279, and net periodic benefit income for the three and six months ended June 30, 2006 reflects a reduction of $12 and $25, respectively. However, net periodic benefit income for the three and six months ended June 30, 2005 does not reflect any amount associated with the Medicare Act. The Company expects net periodic benefit income of $525 in 2006, which reflects a reduction of $50 due to the Medicare Act.

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
6. Post-Retirement Benefit Plan (continued)
The following table sets forth the components of net periodic benefit income for the Company’s Health Care Plan for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$1	$1	$2	$3
Interest cost	6	7	12	24
Amortization of net gain	(138)	(106)	(277)	(310)
Curtailment gain	—	—	—	(68)

Net periodic benefit income	$(131)	$(98)	$(263)	$(351)

7. Commitments and Contingencies
The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company’s management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.
8. Comprehensive Income
Accumulated other comprehensive loss of $1,132 and $3,219 at June 30, 2006 and December 31, 2005, respectively, consists entirely of foreign currency translation adjustments. Total comprehensive income and its components are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$9,313	$5,793	$17,151	$9,003
Foreign currency translation adjustments	1,550	(2,643)	2,087	(4,271)

Comprehensive income	$10,863	$3,150	$19,238	$4,732

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries
The Company’s Subordinated Notes are registered securities that are guaranteed fully and unconditionally by ERICO Products, Inc. (“Products”), a wholly-owned subsidiary of the Company. No other subsidiaries of the Company guarantee the Subordinated Notes. The following unaudited condensed consolidating financial statements are being presented in reliance upon Article 3-10(e) of the United States Securities and Exchange Commission Regulation S-X and set forth the Company’s balance sheets as of June 30, 2006 and December 31, 2005, the statements of income for the three and six months ended June 30, 2006 and 2005 and the statements of cash flows for the six months ended June 30, 2006 and 2005. In the following schedules, “Parent” refers to the Company, Holding and Global, collectively, “Guarantor Subsidiary” refers to Products, the Company’s sole domestic subsidiary, and “Non-Guarantor Subsidiaries” refers to the Company’s non-U.S. subsidiaries. “Eliminations” represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in the Company’s subsidiaries.
Unaudited Condensed Consolidating Balance Sheets
June 30, 2006

		Guarantor	Non- Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$10,411	$20	$6,713	$—	$17,144
Trade accounts receivable, net	—	38,727	36,880	—	75,607
Inventories, net	—	31,635	24,324	—	55,959
Other current assets	2,080	2,489	2,783	—	7,352

Total current assets	12,491	72,871	70,700	—	156,062

Property, plant and equipment, net	158	29,877	9,298	—	39,333
Goodwill	95,518	—	—	—	95,518
Other intangible assets, net	36,609	—	—	—	36,609
Investment in and advances to subsidiaries	100,919	—	—	(100,919)	—
Other assets	5,494	2,346	156	—	7,996

Total assets	$251,189	$105,094	$80,154	$(100,919)	$335,518

Trade accounts payable	$141	$24,271	$16,169	$—	$40,581
Accrued compensation	1,278	8,338	5,099	—	14,715
Other current liabilities	5,699	8,777	11,410	—	25,886

Total current liabilities	7,118	41,386	32,678	—	81,182

Long-term debt	141,000	675	—	—	141,675
Deferred income taxes	23,003	2,774	387	—	26,164
Intercompany balance	—	(18,728)	48,606	(29,878)	—
Other long-term liabilities	6,065	5,430	2,131	—	13,626

Total stockholder’s net investment	74,003	73,557	(3,648)	(71,041)	72,871

Total liabilities and stockholder’s net investment	$251,189	$105,094	$80,154	$(100,919)	$335,518

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries (continued)
Condensed Consolidating Balance Sheets
December 31, 2005

		Guarantor	Non- Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$9,435	$17	$10,109	$—	$19,561
Trade accounts receivable, net	—	29,515	25,287	—	54,802
Inventories, net	—	27,046	19,664	—	46,710
Other current assets	1,868	2,391	2,499	—	6,758

Total current assets	11,303	58,969	57,559	—	127,831

Property, plant and equipment, net	152	33,243	9,404	—	42,799
Goodwill	95,524	—	—	—	95,524
Other intangible assets, net	36,802	—	—	—	36,802
Investment in and advances to subsidiaries	95,587	—	—	(95,587)	—
Other assets	5,822	2,346	147	—	8,315

Total assets	$245,190	$94,558	$67,110	$(95,587)	$311,271

Trade accounts payable	$312	$20,937	$7,908	$—	$29,157
Accrued compensation	1,933	8,267	5,499	—	15,699
Dividend payable	11,000	—	—	—	11,000
Other current liabilities	5,159	6,669	8,516	—	20,344

Total current liabilities	18,404	35,873	21,923	—	76,200

Long-term debt	141,000	675	—	—	141,675
Deferred income taxes	23,387	2,775	399	—	26,561
Intercompany balance	—	(8,345)	56,581	(48,236)	—
Other long-term liabilities	6,197	5,917	1,738	—	13,852

Total stockholder’s net investment	56,202	57,663	(13,531)	(47,351)	52,983

Total liabilities and stockholder’s net investment	$245,190	$94,558	$67,110	$(95,587)	$311,271

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries (continued)
Unaudited Condensed Consolidating Income Statements
Three Months Ended June 30, 2006

		Guarantor	Non- Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$74,202	$49,615	$(6,667)	$117,150
Cost of sales	—	47,241	32,485	(6,667)	73,059

Gross profit	—	26,961	17,130	—	44,091

Operating expenses	2,554	12,412	10,451	—	25,417

Operating (loss) income	(2,554)	14,549	6,679	—	18,674
Interest expense (income), net	2,698	685	(35)	—	3,348
Foreign exchange (gain) loss, net	—	(3)	203	—	200

(Loss) income before income taxes and equity income	(5,252)	13,867	6,511	—	15,126
(Benefit) provision for income taxes	(1,814)	5,090	2,537	—	5,813

(Loss) income before equity income	(3,438)	8,777	3,974	—	9,313
Equity income from subsidiaries	12,751	—	—	(12,751)	—

Net income	$9,313	$8,777	$3,974	$(12,751)	$9,313

Unaudited Condensed Consolidating Income Statements
Three Months Ended June 30, 2005

		Guarantor	Non- Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$64,671	$40,037	$(4,580)	$100,128
Cost of sales	—	41,503	27,166	(4,580)	64,089

Gross profit	—	23,168	12,871	—	36,039

Operating expenses	1,760	11,095	10,149	—	23,004

Operating (loss) income	(1,760)	12,073	2,722	—	13,035
Interest expense, net	3,048	682	175	—	3,905
Foreign exchange loss, net	—	64	211	—	275

(Loss) income before income taxes and equity income	(4,808)	11,327	2,336	—	8,855
(Benefit) provision for income taxes	(2,318)	4,464	916	—	3,062

(Loss) income before equity income	(2,490)	6,863	1,420	—	5,793
Equity income from subsidiaries	8,283	—	—	(8,283)	—

Net income	$5,793	$6,863	$1,420	$(8,283)	$5,793

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries (continued)
Unaudited Condensed Consolidating Income Statements
Six Months Ended June 30, 2006

		Guarantor	Non- Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$142,822	$93,399	$(13,600)	$222,621
Cost of sales	—	91,959	60,859	(13,600)	139,218

Gross profit	—	50,863	32,540	—	83,403

Operating expenses	4,411	24,453	20,525	—	49,389

Operating (loss) income	(4,411)	26,410	12,015	—	34,014
Interest expense (income), net	5,397	1,368	(38)	—	6,727
Foreign exchange (gain) loss, net	—	(4)	66	—	62
Other income	(47)	—	(547)	—	(594)

(Loss) income before income taxes and equity income	(9,761)	25,046	12,534	—	27,819
(Benefit) provision for income taxes	(3,222)	9,152	4,738	—	10,668

(Loss) income before equity income	(6,539)	15,894	7,796	—	17,151
Equity income from subsidiaries	23,690	—	—	(23,690)	—

Net income	$17,151	$15,894	$7,796	$(23,690)	$17,151

Unaudited Condensed Consolidating Income Statements
Six Months Ended June 30, 2005

		Guarantor	Non- Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$121,089	$79,100	$(10,111)	$190,078
Cost of sales	—	79,724	53,477	(10,111)	123,090

Gross profit	—	41,365	25,623	—	66,988

Operating expenses	2,804	21,721	20,098	—	44,623

Operating (loss) income	(2,804)	19,644	5,525	—	22,365
Interest expense, net	6,085	1,363	337	—	7,785
Foreign exchange loss, net	1	175	290	—	466

(Loss) income before income taxes and equity income	(8,890)	18,106	4,898	—	14,114
(Benefit) provision for income taxes	(3,929)	7,137	1,903	—	5,111

(Loss) income before equity income	(4,961)	10,969	2,995	—	9,003
Equity income from subsidiaries	13,964	—	—	(13,964)	—

Net income	$9,003	$10,969	$2,995	$(13,964)	$9,003

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries (continued)
Unaudited Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2006

		Guarantor	Non- Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$17,151	$15,894	$7,796	$(23,690)	$17,151
Gain on sale of building	(47)	—	(547)	—	(594)
Depreciation and amortization	349	4,213	927	—	5,489
Other operating activities	291	(9,763)	(4,035)	—	(13,507)

Net cash provided by (used in) operating activities	17,744	10,344	4,141	(23,690)	8,539
Investing activities
Capital expenditures	(58)	(909)	(531)	—	(1,498)
Proceeds from sale of building	—	—	787	—	787
Other investing activities	(157)	62	4	—	(91)

Net cash used in investing activities	(215)	(847)	260	—	(802)

Financing activities
Dividends paid	(11,000)	—	—	—	(11,000)
Change in intercompany payables/receivables	(6,203)	(9,494)	(7,993)	23,690	—
Net transfers from Parent Company	650	—	—	—	650

Net cash (used in) provided by financing activities	(16,553)	(9,494)	(7,993)	23,690	(10,350)

Effect of exchange rate changes on cash	—	—	196	—	196

Net increase (decrease) in cash and cash equivalents	976	3	(3,396)	—	(2,417)
Cash and cash equivalents at beginning of period	9,435	17	10,109	—	19,561

Cash and cash equivalents at end of period	$10,411	$20	$6,713	$—	$17,144

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries (continued)
Unaudited Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2005

		Guarantor	Non- Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$9,003	$10,969	$2,995	$(13,964)	$9,003
Depreciation and amortization	342	4,289	2,033	—	6,664
Other operating activities	1,956	(1,846)	(6,958)	—	(6,848)

Net cash provided by (used in) operating activities	11,301	13,412	(1,930)	(13,964)	8,819
Investing activities
Capital expenditures	(2)	(632)	(541)	—	(1,175)
Other investing activities	(516)	(150)	42	—	(624)

Net cash used in investing activities	(518)	(782)	(499)	—	(1,799)

Financing activities
Dividends paid	(15,000)	—	—	—	(15,000)
Change in intercompany payables/receivables	(3,712)	(12,136)	1,884	13,964	—
Net borrowings on revolving line of credit	8,000	—	—	—	8,000

Net cash (used in) provided by financing activities	(10,712)	(12,136)	1,884	13,964	(7,000)

Effect of exchange rate changes on cash	—	—	(47)	—	(47)

Net increase (decrease) in cash and cash equivalents	71	494	(592)	—	(27)
Cash and cash equivalents at beginning of period	398	21	1,902	—	2,321

Cash and cash equivalents at end of period	$469	$515	$1,310	$—	$2,294

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Market Outlook
During the three and six month periods ended June 30, 2006, sales performance in all of our markets significantly exceeded the same periods in 2005, setting new records for quarterly and first half net sales. We continue to expect performance in the electrical, construction, utility and rail markets to increase over 2005 levels, although not at the same growth rate as in the first half of 2006. We expect our sales growth for the remainder of 2006 to be generated by new product introductions, the effect of price increases and further market penetration.
During the first half of 2006, we experienced increases in the prices we pay for certain raw materials, primarily copper. We have or intend to pass on the majority of these raw materials cost increases to our customers. However, we may not be successful in recovering all of the increases, and there generally will be a time lag between the cost increase and the sales price increase.
Results of Operations
The following table sets forth statements of operations data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.4	64.0	62.5	64.8
Gross profit	37.6	36.0	37.5	35.2
Operating expenses	21.7	23.0	22.2	23.5
Interest expense, net	2.9	3.9	3.0	4.1
Foreign exchange loss, net	0.1	0.3	—	0.2
Other income	—	—	(0.2)	—
Income before income taxes	12.9	8.8	12.5	7.4
Provision for income taxes	4.9	3.0	4.8	2.7
Net income	8.0	5.8	7.7	4.7

Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005
Net sales. Net sales for the three months ended June 30, 2006 were $117.2 million, an increase of $17.1 million, or 17.0%, from net sales of $100.1 million for the three months ended June 30, 2005. Significant increases in our raw material prices, primarily copper, have forced us to pass these costs on to our customers through increased selling prices, which accounted for $7.8 million, or 45.9%, of the increase in net sales in the three months ended June 30, 2006 in comparison to the three months ended June 30, 2005. The remainder of the increase in net sales was attributable to increased volume, as foreign currency had a minimal impact.
Gross profit. Gross profit for the three months ended June 30, 2006 increased by $8.1 million, or 22.3%, to $44.1 million from $36.0 million for the three months ended June 30, 2005. Gross profit margin increased to 37.6% in the three months ended June 30, 2006 from 36.0% in the three months ended June 30, 2005, primarily due to the combination of increased selling prices and higher sales volume resulting in manufacturing efficiencies.
Operating expenses. Operating expenses include engineering and development expenses, selling and marketing expenses, and general and administrative expenses. Operating expenses increased by $2.4 million, or 10.5%, to $25.4 million in the three months ended June 30, 2006 from $23.0 million in the three months ended June 30, 2005. As a percentage of net sales, operating expenses decreased to 21.7% in the three months ended June 30, 2006 from 23.0% in the three months ended June 30, 2005.
Interest expense, net. Interest expense for the three months ended June 30, 2006 and 2005 was $3.3 million and $3.9 million, respectively. The decrease in interest expense was primarily due to lower average debt balances in the three months ended June 30, 2006 compared with the three months ended June 30, 2005 as a result of the repurchase in the fourth quarter of 2005 of $10.5 million of the Subordinated Notes and the repayment of the previously outstanding balance on the Credit Facility.
Foreign exchange loss, net. The Company reported a foreign exchange loss of $0.2 million for the three months ended June 30, 2006 compared with a foreign exchange loss of $0.3 million for the three months ended June 30, 2005.
Provision for income taxes. The provision for income taxes was $5.8 million for the three months ended June 30, 2006 compared with $3.1 million for the three months ended June 30, 2005. The effective tax rate was 38.4% for the three months ended June 30, 2006 compared with 34.6% for the three months ended June 30, 2005. The Company’s income tax provision for the three months ended June 30, 2005 includes a $0.7 million reduction in income tax expense related to a change in state tax laws.
Net income. As a result of the foregoing, the Company reported net income of $9.3 million for the three months ended June 30, 2006, an increase of $3.5 million, or 60.8%, from net income of $5.8 million for the three months ended June 30, 2005.
Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005
Net sales. Net sales for the six months ended June 30, 2006 were $222.6 million, an increase of $32.5 million, or 17.1%, from $190.1 million of net sales for the six months ended June 30, 2005. Significant increases in our raw material prices, primarily copper, have forced us to pass these costs on to our customers through increased selling prices, which accounted for $17.5 million, or 53.7%, of the increase in net sales in the six months ended June 30, 2006 in comparison to the six months ended June 30, 2005. The remainder of the increase in net sales was attributable to increased volume, as foreign currency had a minimal impact.
Gross profit. Gross profit for the six months ended June 30, 2006 increased by $16.4 million, or 24.5%, to $83.4 million from $67.0 million in the six months ended June 30, 2005. Gross profit margin increased to 37.5% in the six months ended June 30, 2006 from 35.2% in the six months ended June 30, 2005, primarily due to the combination of increased selling prices and higher sales volume resulting in manufacturing efficiencies.
Operating expenses. Operating expenses in the six months ended June 30, 2006 were $49.4 million, up $4.8 million, or 10.7%, from operating expenses of $44.6 million in the six months ended June 30, 2005. As a percentage of net sales, operating expenses declined to 22.2% in the six months ended June 30, 2006 from 23.5% in the six months ended June 30, 2005.

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
Interest expense, net. Interest expense for the six months ended June 30, 2006 was $6.7 million compared with $7.8 million for the six months ended June 30, 2005. The decrease in interest expense was primarily due to lower average debt balances in the six months ended June 30, 2006 compared with the six months ended June 30, 2005 as a result of the repurchase in the fourth quarter of 2005 of $10.5 million of the Subordinated Notes and the repayment of the previously outstanding balance on the Credit Facility.
Foreign exchange loss, net. The Company reported a foreign exchange loss of $0.1 million for the six months ended June 30, 2006 compared with a foreign exchange loss of $0.5 million for the six months ended June 30, 2005, primarily due to the stronger U.S. dollar in the first half of 2006 in comparison to the first half of 2005.
Other Income. In January 2006, the Company sold a vacated manufacturing building in Andrezieux, France for proceeds of $0.8 million, and recognized a gain on sale of $0.6 million.
Provision for income taxes. The provision for income taxes was $10.7 million and $5.1 million for the six months ended June 30, 2006 and 2005, respectively. The effective tax rate was 38.3% for the six months ended June 30, 2006 compared with 36.2% for the six months ended June 30, 2005. The Company’s income tax provision for the six months ended June 30, 2005 includes a $0.7 million reduction in income tax expense related to a change in state tax laws.
Net income. As a result of the foregoing, the Company reported net income of $17.2 million for the six months ended June 30, 2006, an increase of $8.2 million, or 90.5%, from net income of $9.0 million in the six months ended June 30, 2005.
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
The Credit Facility and the Subordinated Notes contain certain customary covenants that impose limitations on the Company, including covenants limiting the ability of the Company and its subsidiaries to sell, pledge or incur liens on assets and to incur additional debt. The Credit Facility also includes requirements to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including minimum net worth, minimum fixed charge coverage ratio, maximum leverage ratio and minimum EBITDA. The Company was in compliance with all covenants of the Credit Facility and the Subordinated Notes, and the conditions of the Credit Facility, at June 30, 2006.
At June 30, 2006, the Company did not have any borrowings outstanding under the revolving credit line of the Credit Facility, and had letters of credit outstanding of $0.1 million supported by the Credit Facility. The amount available for additional borrowing under the Credit Facility at June 30, 2006 was $74.9 million.

Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005
Cash provided by operating activities for the six months ended June 30, 2006 was $8.5 million compared with $8.8 million for the six months ended June 30, 2005. In comparison to the first half of 2005, the Company’s first half 2006 operating cash flow reflects a $7.0 million increase in net income plus depreciation and amortization, substantially offset by a $6.7 million increase in cash used for working capital, due to increased receivables resulting from higher sales and the Company purchasing more inventory, and at higher prices, to support the increased sales volume.
Capital expenditures were $1.5 million for the six months ended June 30, 2006, compared with $1.2 million for the six months ended June 30, 2005. We currently do not have any significant capital projects in process.
Cash used in financing activities was $10.4 million for the six months ended June 30, 2006 and primarily reflects the payment in January 2006 of an $11.0 million dividend to Global. Cash used in financing activities was $7.0 million for the six months ended June 30, 2005, and reflects the $15.0 million dividend paid in January 2005 to Global, partially offset by $8.0 million of borrowings on the Credit Facility.
We have significant future cash commitments, primarily for debt service requirements and scheduled lease payments. There have been no material changes to our cash commitments and commercial commitments in the six months ended June 30, 2006 from those shown as of December 31, 2005 in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” other than the payment in January 2006 of the dividend discussed above.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net cash provided by operating activities	$13,965	$16,720	$8,539	$8,819
Interest expense, net	3,348	3,905	6,727	7,785
Provision for income taxes	5,813	3,062	10,668	5,111
Foreign exchange loss, net	(200)	(275)	(62)	(466)
Deferred taxes	192	917	384	1,136
Amortization of financing fees and discount on senior subordinated notes included in interest expense, net	(222)	(223)	(445)	(446)
Net changes in operating assets and liabilities	(1,676)	(8,467)	13,630	6,623
Gain on sale of building	—	—	594	—

EBITDA	$21,220	$15,639	$40,035	$28,562

Critical Accounting Policies and Estimates
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. As such, some accounting policies have a significant impact on amounts reported in these unaudited condensed consolidated financial statements. A summary of those significant accounting policies can be found in the Company’s Annual Report on Form 10-K filed with the SEC March 10, 2006 under the caption “Critical Accounting Policies and Estimates” within Management’s Discussion and Analysis of Financial Condition and Results of Operations. In particular, judgment is used in areas such as determining the allowance for doubtful accounts and inventory valuation reserves, goodwill and indefinite lived intangible assets, product warranty costs, debt covenants and deferred tax assets.
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
Recently Issued Accounting Standards
In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company on January 1, 2007. We are still evaluating the impact of FIN 48, and do not yet know if it will have a material impact on our consolidated results of operations, financial position or cash flows.
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
We are exposed to interest rate risk associated with borrowings under our Credit Facility. Borrowings under the Credit Facility bear interest at variable rates, based upon published indices. In order to partially mitigate this exposure, we have occasionally entered into interest rate swaps to fix a portion of our interest payable. There were no interest rate swaps outstanding as of June 30, 2006.
We are also exposed to various foreign currency risks, in that there is a risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our foreign currency exchange rate risks primarily relate to the euro, the Australian dollar and the Brazilian real. We monitor these risks, and attempt to establish offsetting positions, when practical, between our various subsidiaries. Under our Credit Facility, we also have the option of denominating a portion of our borrowings in multiple foreign currencies. There are no amounts outstanding under the multicurrency borrowing options at June 30, 2006. We had net assets denominated in foreign currencies of approximately $45.0 million associated with our foreign subsidiaries at June 30, 2006.
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
Item 4. Controls and Procedures
As of June 30, 2006 an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

ERICO INTERNATIONAL CORPORATION
By:	/s/ William H. Roj
Name:	William H. Roj
Title:	Chairman, Chief Executive Officer and Director August 9, 2006

By:	/s/ Jeffrey R. Steinhilber
Name:	Jeffrey R. Steinhilber
Title:	Chief Financial Officer and Director August 9, 2006