Form 10-Q
period 2006-09-30
ERICO INTERNATIONAL CORP
filed 2006-11-01
CIK 1285222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2006, the registrant had one outstanding share of common stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ERICO International Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,496	$19,561
Trade accounts receivable, net	74,936	54,802
Inventories, net	60,764	46,710
Other current assets	7,869	6,758

Total current assets	173,065	127,831

Property, plant and equipment, net	38,937	42,799
Goodwill	95,518	95,524
Other intangible assets, net	36,513	36,802
Other assets	7,591	8,315

Total assets	$351,624	$311,271

Liabilities and stockholder’s net investment
Current liabilities:
Trade accounts payable	$40,820	$29,157
Accrued compensation	19,626	15,699
Dividend payable	—	11,000
Other current liabilities	27,300	20,344

Total current liabilities	87,746	76,200

Long-term debt	141,675	141,675
Deferred income taxes	25,979	26,561
Other long-term liabilities	13,486	13,852

Stockholder’s net investment:
Common stock, par value $1.00 per share, 1,500,000 shares authorized, 1 share issued and outstanding	—	—
Parent company investment	83,584	56,202
Accumulated other comprehensive loss	(846)	(3,219)

Total stockholder’s net investment	82,738	52,983

Total liabilities and stockholder’s net investment	$351,624	$311,271

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries
Condensed Consolidated Income Statements (Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$117,947	$104,435	$340,568	$294,513
Cost of sales	74,037	65,318	213,255	188,408

Gross profit	43,910	39,117	127,313	106,105
Operating expenses	25,271	23,435	74,660	68,058

Operating income	18,639	15,682	52,653	38,047
Interest expense, net	3,224	3,658	9,951	11,443
Foreign exchange loss, net	156	196	218	662
Other income	—	—	(594)	—

Income before income taxes	15,259	11,828	43,078	25,942
Provision for income taxes	5,853	4,207	16,521	9,318

Net income	$9,406	$7,621	$26,557	$16,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net income	$26,557	$16,624
Gain on sale of building	(594)	—
Depreciation and amortization	7,993	9,594
Other operating activities	(11,437)	(3,083)

Net cash provided by operating activities	22,519	23,135

Investing activities
Capital expenditures	(3,423)	(1,810)
Proceeds from sale of building	787	—
Other investing activities	(139)	(559)

Net cash used in investing activities	(2,775)	(2,369)

Financing activities
Dividends paid	(11,000)	(15,000)
Net transfers from Parent Company	825	—

Net cash used in financing activities	(10,175)	(15,000)

Effect of exchange rate changes on cash and cash equivalents	366	(78)

Increase in cash and cash equivalents	9,935	5,688
Cash and cash equivalents at beginning of period	19,561	2,321

Cash and cash equivalents at end of period	$29,496	$8,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
(Dollars in thousands)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of ERICO International Corporation and its wholly-owned subsidiaries (collectively, “ERICO” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read together with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 10, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
Nature of Operations: The Company is a wholly owned subsidiary of ERICO Holding Company (“Holding”), which is a wholly-owned subsidiary of ERICO Global Company (“Global”), the Company’s ultimate parent. All activity associated with Holding and Global relates to the operations of the Company. Accordingly, all operating costs incurred by Holding and Global are reflected in the Company’s financial statements.
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
Recently Adopted Accounting Standards: Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the period that an employee provides services in exchange for the award. Adopting SFAS No. 123(R) did not have a material impact on our consolidated results of operations, financial position or cash flows.
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
Recently Issued Accounting Standards: In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
(Dollars in thousands)
1. Basis of Presentation (continued)
for the Company on January 1, 2007. We are still evaluating the impact of FIN 48, and do not yet know if it will have a material impact on our consolidated results of operations, financial position or cash flows.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 does not require any new fair value measurements, but does establish a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. We are still evaluating the impact of SFAS No. 157, and do not yet know if it will have a material impact on our consolidated results of operations, financial position or cash flows.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is fully effective for the Company on December 31, 2007, although there are certain disclosure requirements that are effective for the Company on December 31, 2006. We are still evaluating the impact of SFAS No. 158, and do not yet know if it will have a material impact on our consolidated results of operations, financial position or cash flows.
2. Inventories
Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method. The components of inventories are as follows:

	September 30,	December 31,
	2006	2005
Finished goods	$50,618	$38,779
Work in process	5,311	4,333
Raw materials	10,693	8,665

	66,622	51,777
Inventory reserves	(5,858)	(5,067)

Inventories, net	$60,764	$46,710

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

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
(Dollars in thousands)
3. Goodwill and Other Intangible Assets (continued)
The following table displays the gross carrying amount, accumulated amortization amount and net carrying value for finite-lived intangible assets and indefinite-lived intangible assets:

	September 30, 2006
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Finite-lived intangible assets:
Patents	$4,225	$(1,993)	$2,232
Customer relationships	787	(151)	636

	$5,012	$(2,144)	$2,868

Indefinite-lived intangible assets:
Trademarks	$33,645	$—	$33,645
Goodwill	95,518	—	95,518

	$129,163	$—	$129,163

	December 31, 2005
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Finite-lived intangible assets:
Patents	$4,120	$(1,569)	$2,551
Customer relationships	787	(121)	666

	$4,907	$(1,690)	$3,217

Indefinite-lived intangible assets:
Trademarks	$33,585	$—	$33,585
Goodwill	95,524	—	95,524

	$129,109	$—	$129,109

Amortization expense for finite-lived intangible assets was $150 and $146 for the three months ended September 30, 2006 and 2005, respectively, and $448 and $444 for the nine months ended September 30, 2006 and 2005, respectively. Based upon the gross carrying amount of finite-lived intangible assets as of September 30, 2006, amortization expense for 2006 through 2010 is expected to be approximately $600 per year.

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
(Dollars in thousands)
4. Debt and Financing Arrangements
Long-term debt at September 30, 2006 and December 31, 2005 consists of the following:

	September 30,	December 31,
	2006	2005
8.875% subordinated notes, due 2012	$141,000	$141,000
Other notes, due 2009	675	675

	$141,675	$141,675

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
The Credit Facility and the Subordinated Notes contain certain customary covenants that impose limitations on the Company, including covenants limiting the ability of the Company to sell, pledge or incur liens on assets and to incur additional debt. The Credit Facility also includes requirements to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including minimum net worth, minimum fixed charge coverage ratio, maximum leverage ratio and minimum net income before interest expense, income taxes, depreciation and amortization (“EBITDA”). The Company was in compliance with all covenants of the Credit Facility and the Subordinated Notes, and the conditions of the Credit Facility, at September 30, 2006.
At September 30, 2006, the Company did not have any borrowings outstanding under the revolving credit line of the Credit Facility, and had letters of credit outstanding of $66 supported by the Credit Facility. The amount available for additional borrowing under the Credit Facility at September 30, 2006 was $74,934.
5. Income Taxes
The Company’s operations have been included in the consolidated income tax returns filed by Global. Income tax expense in the Company’s consolidated income statements is calculated on a separate tax return basis as if the Company had operated as a stand-alone entity.
The Company’s income tax provision was $5,853 or 38.4%, and $4,207, or 35.6%, for the three months ended September 30, 2006 and 2005, respectively, and $16,521, or 38.4%, and $9,318, or 35.9%, for the nine months ended September 30, 2006 and 2005, respectively. The Company’s income tax provision in the nine-month period ended September 30, 2005 includes a $698 reduction in income tax expense related to a change in state tax laws. Excluding this item, the Company’s effective tax rate for the nine months ended September 30, 2005 was 38.6%. Income tax expense varies from the amount computed by applying the statutory federal tax rate to income before income taxes, due principally to state and local taxes.

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
(Dollars in thousands)
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
On December 8, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”). The Medicare Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide actuarially equivalent medical plans. On May 19, 2004, the FASB issued Financial Staff Position Number 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP”). The FSP became effective July 1, 2004. In September 2005, the Company determined the benefits provided by the Company’s Health Care Plan were actuarially equivalent to Medicare Part D under the Medicare Act, and the Company applied to receive the applicable subsidy from Medicare. As a result, the Company’s accumulated post-retirement benefit obligation at December 31, 2005 reflects a reduction of $279, and net periodic benefit income for the three and nine months ended September 30, 2006 reflects a reduction of $12 and $37, respectively. However, net periodic benefit income for the three and nine months ended September 30, 2005 does not reflect any amount associated with the Medicare Act. The Company expects net periodic benefit income of $525 in 2006, which reflects a reduction of $50 due to the Medicare Act.
The following table sets forth the components of net periodic benefit income for the Company’s Health Care Plan for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$1	$1	$3	$4
Interest cost	7	7	19	31
Amortization of net gain	(139)	(106)	(416)	(416)
Curtailment gain	—	—	—	(68)

Net periodic benefit income	$(131)	$(98)	$(394)	$(449)

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
(Dollars in thousands)
7. Commitments and Contingencies
The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company’s management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.
8. Comprehensive Income
Accumulated other comprehensive loss of $846 and $3,219 at September 30, 2006 and December 31, 2005, respectively, consists entirely of foreign currency translation adjustments. Total comprehensive income and its components are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$9,406	$7,621	$26,557	$16,624
Foreign currency translation adjustments	286	178	2,373	(4,093)

Comprehensive income	$9,692	$7,799	$28,930	$12,531

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries
The Company’s Subordinated Notes are registered securities that are guaranteed fully and unconditionally by ERICO Products, Inc. (“Products”), a wholly-owned subsidiary of the Company. No other subsidiaries of the Company guarantee the Subordinated Notes. The following unaudited condensed consolidating financial statements are being presented in reliance upon Article 3-10(e) of the SEC Regulation S-X and set forth the Company’s balance sheets as of September 30, 2006 and December 31, 2005, the statements of income for the three and nine months ended September 30, 2006 and 2005 and the statements of cash flows for the nine months ended September 30, 2006 and 2005. In the following schedules, “Parent” refers to the Company, Holding and Global, collectively, “Guarantor Subsidiary” refers to Products, the Company’s sole domestic subsidiary, and “Non-Guarantor Subsidiaries” refers to the Company’s non-U.S. subsidiaries. “Eliminations” represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate the investments in the Company’s subsidiaries.
Unaudited Condensed Consolidating Balance Sheets
September 30, 2006

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$23,292	$15	$6,189	$—	$29,496
Trade accounts receivable, net	—	39,956	34,980	—	74,936
Inventories, net	—	33,261	27,503	—	60,764
Other current assets	2,105	2,639	3,125	—	7,869

Total current assets	25,397	75,871	71,797	—	173,065

Property, plant and equipment, net	133	29,768	9,036	—	38,937
Goodwill	95,518	—	—	—	95,518
Other intangible assets, net	36,513	—	—	—	36,513
Investment in and advances to subsidiaries	94,744	—	—	(94,744)	—
Other assets	5,062	2,360	169	—	7,591

Total assets	$257,367	$107,999	$81,002	$(94,744)	$351,624

Trade accounts payable	$137	$26,133	$14,550	$—	$40,820
Accrued compensation	1,859	11,163	6,604	—	19,626
Other current liabilities	1,902	10,178	15,220	—	27,300

Total current liabilities	3,898	47,474	36,374	—	87,746

Long-term debt	141,000	675	—	—	141,675
Deferred income taxes	22,811	2,773	395	—	25,979
Intercompany balance	—	(31,221)	42,442	(11,221)	—
Other long-term liabilities	6,074	5,235	2,177	—	13,486

Total stockholder’s net investment	83,584	83,063	(386)	(83,523)	82,738

Total liabilities and stockholder’s net investment	$257,367	$107,999	$81,002	$(94,744)	$351,624

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
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
September 30, 2006
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries (continued)
Unaudited Condensed Consolidating Income Statements
Three Months Ended September 30, 2006

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$76,234	$47,493	$(5,780)	$117,947
Cost of sales	—	48,443	31,374	(5,780)	74,037

Gross profit	—	27,791	16,119	—	43,910

Operating expenses	1,097	12,111	12,063	—	25,271

Operating (loss) income	(1,097)	15,680	4,056	—	18,639
Interest expense (income), net	2,544	683	(3)	—	3,224
Foreign exchange (gain) loss, net	—	—	156	—	156

(Loss) income before income taxes and equity income	(3,641)	14,997	3,903	—	15,259
(Benefit) provision for income taxes	(565)	5,491	927	—	5,853

(Loss) income before equity income	(3,076)	9,506	2,976	—	9,406
Equity income from subsidiaries	12,482	—	—	(12,482)	—

Net income	$9,406	$9,506	$2,976	$(12,482)	$9,406

Unaudited Condensed Consolidating Income Statements
Three Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$68,431	$40,588	$(4,584)	$104,435
Cost of sales	—	43,398	26,504	(4,584)	65,318

Gross profit	—	25,033	14,084	—	39,117

Operating expenses	1,834	11,858	9,743	—	23,435

Operating (loss) income	(1,834)	13,175	4,341	—	15,682
Interest expense, net	2,792	681	185	—	3,658
Foreign exchange loss, net	—	59	137	—	196

(Loss) income before income taxes and equity income	(4,626)	12,435	4,019	—	11,828
(Benefit) provision for income taxes	(2,651)	4,867	1,991	—	4,207

(Loss) income before equity income	(1,975)	7,568	2,028	—	7,621
Equity income from subsidiaries	9,596	—	—	(9,596)	—

Net income	$7,621	$7,568	$2,028	$(9,596)	$7,621

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries (continued)
Unaudited Condensed Consolidating Income Statements
Nine Months Ended September 30, 2006

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$219,056	$140,892	$(19,380)	$340,568
Cost of sales	—	140,402	92,233	(19,380)	213,255

Gross profit	—	78,654	48,659	—	127,313

Operating expenses	5,508	36,564	32,588	—	74,660

Operating (loss) income	(5,508)	42,090	16,071	—	52,653
Interest expense (income), net	7,941	2,051	(41)	—	9,951
Foreign exchange (gain) loss, net	—	(4)	222	—	218
Other income	(47)	—	(547)	—	(594)

(Loss) income before income taxes and equity income	(13,402)	40,043	16,437	—	43,078
(Benefit) provision for income taxes	(3,787)	14,643	5,665	—	16,521

(Loss) income before equity income	(9,615)	25,400	10,772	—	26,557
Equity income from subsidiaries	36,172	—	—	(36,172)	—

Net income	$26,557	$25,400	$10,772	$(36,172)	$26,557

Unaudited Condensed Consolidating Income Statements
Nine Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$189,520	$119,688	$(14,695)	$294,513
Cost of sales	—	123,122	79,981	(14,695)	188,408

Gross profit	—	66,398	39,707	—	106,105

Operating expenses	4,638	33,579	29,841	—	68,058

Operating (loss) income	(4,638)	32,819	9,866	—	38,047
Interest expense, net	8,877	2,044	522	—	11,443
Foreign exchange loss, net	1	234	427	—	662

(Loss) income before income taxes and equity income	(13,516)	30,541	8,917	—	25,942
(Benefit) provision for income taxes	(6,580)	12,004	3,894	—	9,318

(Loss) income before equity income	(6,936)	18,537	5,023	—	16,624
Equity income from subsidiaries	23,560	—	—	(23,560)	—

Net income	$16,624	$18,537	$5,023	$(23,560)	$16,624

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries (continued)
Unaudited Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2006

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$26,557	$25,400	$10,772	$(36,172)	$26,557
Gain on sale of building	(47)	—	(547)	—	(594)
Depreciation and amortization	526	6,021	1,446	—	7,993
Other operating activities	(2,189)	(7,374)	(1,874)	—	(11,437)

Net cash provided by (used in) operating activities	24,847	24,047	9,797	(36,172)	22,519

Investing activities
Capital expenditures	(58)	(2,736)	(629)	—	(3,423)
Proceeds from sale of building	—	—	787	—	787
Other investing activities	(212)	191	(118)	—	(139)

Net cash used in investing activities	(270)	(2,545)	40	—	(2,775)

Financing activities
Dividends paid	(11,000)	—	—	—	(11,000)
Change in intercompany payables/receivables	(545)	(21,504)	(14,123)	36,172	—
Net transfers from Parent Company	825	—	—	—	825

Net cash (used in) provided by financing activities	(10,720)	(21,504)	(14,123)	36,172	(10,175)

Effect of exchange rate changes on cash	—	—	366	—	366

Net increase (decrease) in cash and cash equivalents	13,857	(2)	(3,920)	—	9,935
Cash and cash equivalents at beginning of period	9,435	17	10,109	—	19,561

Cash and cash equivalents at end of period	$23,292	$15	$6,189	$—	$29,496

ERICO International Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
(Dollars in thousands)
9. Guarantor and Non-Guarantor Subsidiaries (continued)
Unaudited Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor
	Parent	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$16,624	$18,537	$5,023	$(23,560)	$16,624
Depreciation and amortization	509	6,301	2,784	—	9,594
Other operating activities	(182)	(350)	(2,551)	—	(3,083)

Net cash provided by (used in) operating activities	16,951	24,488	5,256	(23,560)	23,135
Investing activities
Capital expenditures	(10)	(1,038)	(762)	—	(1,810)
Other investing activities	(581)	(85)	107	—	(559)

Net cash used in investing activities	(591)	(1,123)	(655)	—	(2,369)

Financing activities
Dividends paid	(15,000)	—	—	—	(15,000)
Change in intercompany payables/receivables	533	(23,350)	(743)	23,560	—
Net borrowings on revolving line of credit	—	—	—	—	—

Net cash (used in) provided by financing activities	(14,467)	(23,350)	(743)	23,560	(15,000)

Effect of exchange rate changes on cash	—	—	(78)	—	(78)

Net increase (decrease) in cash and cash equivalents	1,893	15	3,780	—	5,688
Cash and cash equivalents at beginning of period	398	21	1,902	—	2,321

Cash and cash equivalents at end of period	$2,291	$36	$5,682	$—	$8,009

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
The Company is a wholly-owned subsidiary of Holding. On December 2, 2002, a newly formed wholly-owned subsidiary of Global merged with Holding, with Holding as the surviving company. As a result, Holding became a wholly-owned subsidiary of Global. In connection with the merger, Citigroup Venture Capital Equity Partners, L.P. and its affiliates acquired approximately two-thirds of the stock of Global.
Market Outlook
During the three and nine month periods ended September 30, 2006, sales performance in all of our markets significantly exceeded the same periods in 2005, setting new records for quarterly and first nine months net sales. We continue to expect performance in the electrical, construction, utility and rail markets to increase over 2005 levels, although not at the same growth rate as in the first nine months of 2006. We expect our sales growth for the remainder of 2006 to be generated by new product introductions, the effect of price increases and further market penetration.
During the first nine months of 2006, we experienced increases in the prices we pay for certain raw materials, primarily copper. We have or intend to pass on the majority of these raw materials cost increases to our customers. However, we may not be successful in recovering all of the increases, and there generally will be a time lag between the cost increase and the sales price increase.
Results of Operations
The following table sets forth statements of operations data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.8	62.5	62.6	64.0
Gross profit	37.2	37.5	37.4	36.0
Operating expenses	21.5	22.5	21.9	23.1
Interest expense, net	2.7	3.5	2.9	3.9
Foreign exchange loss, net	0.1	0.2	—	0.2
Other income	—	—	(0.1)	—
Income before income taxes	12.9	11.3	12.7	8.8
Provision for income taxes	4.9	4.0	4.9	3.2
Net income	8.0	7.3	7.8	5.6

Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005
Net sales. Net sales for the three months ended September 30, 2006 were $117.9 million, an increase of $13.5 million, or 12.9%, from net sales of $104.4 million for the three months ended September 30, 2005. Significant increases in our raw material prices, primarily copper, have forced us to pass these costs on to our customers through increased selling prices, which accounted for $10.2 million, or 75.8%, of the increase in net sales in the three months ended September 30, 2006 in comparison to the three months ended September 30, 2005. Increased volume accounted for $1.6 million of the increase in net sales, while the remainder of the increase in net sales was attributable to foreign currency.
Gross profit. Gross profit for the three months ended September 30, 2006 increased by $4.8 million, or 12.2%, to $43.9 million from $39.1 million for the three months ended September 30, 2005. Gross profit margin decreased to 37.2% in the three months ended September 30, 2006 from 37.5% in the three months ended September 30, 2005.
Operating expenses. Operating expenses include engineering and development expenses, selling and marketing expenses, and general and administrative expenses. Operating expenses increased by $1.9 million, or 7.8%, to $25.3 million in the three months ended September 30, 2006 from $23.4 million in the three months ended September 30, 2005. As a percentage of net sales, operating expenses decreased to 21.5% in the three months ended September 30, 2006 from 22.5% in the three months ended September 30, 2005, primarily due to higher sales levels and management’s continued focus on controlling expenses.
Interest expense, net. Interest expense for the three months ended September 30, 2006 and 2005 was $3.2 million and $3.7 million, respectively. The decrease in interest expense was primarily due to lower average debt balances in the three months ended September 30, 2006 compared with the three months ended September 30, 2005 as a result of the repurchase in the fourth quarter of 2005 of $10.5 million of the Subordinated Notes and the repayment of the previously outstanding balance on the Credit Facility.
Foreign exchange loss, net. The Company reported a foreign exchange loss of $0.2 million for the three months ended September 30, 2006 and 2005, respectively.
Provision for income taxes. The provision for income taxes was $5.9 million for the three months ended September 30, 2006 compared with $4.2 million for the three months ended September 30, 2005. The effective tax rate was 38.4% for the three months ended September 30, 2006 compared with 35.6% for the three months ended September 30, 2005. The increase in the effective tax rate from the three months ended September 30, 2005 to the three months ended September 30, 2006 was due to a change in the mix of pre-tax income by jurisdiction.
Net income. As a result of the foregoing, the Company reported net income of $9.4 million for the three months ended September 30, 2006, an increase of $1.8 million, or 23.4%, from net income of $7.6 million for the three months ended September 30, 2005.
Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005
Net sales. Net sales for the nine months ended September 30, 2006 were $340.6 million, an increase of $46.1 million, or 15.6%, from $294.5 million of net sales for the nine months ended September 30, 2005. Significant increases in our raw material prices, primarily copper, have forced us to pass these costs on to our customers through increased selling prices, which accounted for $27.7 million, or 60.1%, of the increase in net sales in the nine months ended September 30, 2006 in comparison to the nine months ended September 30, 2005. The remainder of the increase in net sales was primarily attributable to increased volume, as foreign currency had a minimal impact.
Gross profit. Gross profit for the nine months ended September 30, 2006 increased by $21.2 million, or 20.0%, to $127.3 million from $106.1 million in the nine months ended September 30, 2005. Gross profit margin increased to 37.4% in the nine months ended September 30, 2006 from 36.0% in the nine months ended September 30, 2005, primarily due to the combination of increased selling prices and higher sales volume resulting in manufacturing efficiencies.
Operating expenses. Operating expenses in the nine months ended September 30, 2006 were $74.7 million, up $6.6 million, or 9.7%, from operating expenses of $68.1 million in the nine months ended September 30, 2005. As a percentage of net sales, operating expenses declined to 21.9% in the nine months ended September 30, 2006 from 23.1% in the nine months ended September 30, 2005, primarily due to higher sales levels and management’s continued focus on controlling expenses.

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
Interest expense, net. Interest expense for the nine months ended September 30, 2006 was $10.0 million compared with $11.4 million for the nine months ended September 30, 2005. The decrease in interest expense was primarily due to lower average debt balances in the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005, as a result of the repurchase in the fourth quarter of 2005 of $10.5 million of the Subordinated Notes and the repayment of the previously outstanding balance on the Credit Facility.
Foreign exchange loss, net. The Company reported a foreign exchange loss of $0.2 million for the nine months ended September 30, 2006 compared with a foreign exchange loss of $0.7 million for the nine months ended September 30, 2005, primarily due to the stronger U.S. dollar in the first nine months of 2006 in comparison to the first nine months of 2005.
Other Income. In January 2006, the Company sold a vacated manufacturing building in Andrezieux, France for proceeds of $0.8 million, and recognized a gain on sale of $0.6 million.
Provision for income taxes. The provision for income taxes was $16.5 million and $9.3 million for the nine months ended September 30, 2006 and 2005, respectively. The effective tax rate was 38.4% for the nine months ended September 30, 2006 compared with 35.9% for the nine months ended September 30, 2005. The Company’s income tax provision for the nine months ended September 30, 2005 includes a $0.7 million reduction in income tax expense related to a change in state tax laws.
Net income. As a result of the foregoing, the Company reported net income of $26.6 million for the nine months ended September 30, 2006, an increase of $10.0 million, or 59.8%, from net income of $16.6 million in the nine months ended September 30, 2005.
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
The Credit Facility and the Subordinated Notes contain certain customary covenants that impose limitations on the Company, including covenants limiting the ability of the Company and its subsidiaries to sell, pledge or incur liens on assets and to incur additional debt. The Credit Facility also includes requirements to meet certain financial tests and to maintain on a quarterly basis certain consolidated financial ratios, including minimum net worth, minimum fixed charge coverage ratio, maximum leverage ratio and minimum EBITDA. The Company was in compliance with all covenants of the Credit Facility and the Subordinated Notes, and the conditions of the Credit Facility, at September 30, 2006.
At September 30, 2006, the Company did not have any borrowings outstanding under the revolving credit line of the Credit Facility, and had letters of credit outstanding of $0.1 million supported by the Credit Facility. The amount available for additional borrowing under the Credit Facility at September 30, 2006 was $74.9 million.

Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005
Cash provided by operating activities for the nine months ended September 30, 2006 was $22.5 million compared with $23.1 million for the nine months ended September 30, 2005. In comparison to the first nine months of 2005, the Company’s first nine months of 2006 operating cash flow reflects an $8.3 million increase in net income plus depreciation and amortization, substantially offset by an $8.4 million increase in cash used for working capital, due to increased receivables resulting from higher sales and the Company purchasing more inventory, and at higher prices, to support the increased sales volume.
Capital expenditures were $3.4 million for the nine months ended September 30, 2006, compared with $1.8 million for the nine months ended September 30, 2005. In the third quarter of 2006, we began certain projects to improve machine capacity in our Solon, Ohio plants. We expect capital expenditures for 2006 to be approximately 2.5 times greater than 2005 full year capital expenditures.
Cash used in financing activities was $10.2 million for the nine months ended September 30, 2006 and primarily reflects the payment in January 2006 of an $11.0 million dividend to Global. Cash used in financing activities was $15.0 million for the nine months ended September 30, 2005, and reflects the $15.0 million dividend paid in January 2005 to Global.
We have significant future cash commitments, primarily for debt service requirements and scheduled lease payments. There have been no material changes to our cash commitments and commercial commitments in the nine months ended September 30, 2006 from those shown as of December 31, 2005 in our Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” other than the payment in January 2006 of the dividend discussed above.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net cash provided by operating activities	$13,980	$14,316	$22,519	$23,135
Interest expense, net	3,224	3,658	9,951	11,443
Provision for income taxes	5,853	4,207	16,521	9,318
Foreign exchange loss, net	(156)	(196)	(218)	(662)
Deferred taxes	193	209	577	1,345
Amortization of financing fees and discount on senior subordinated notes included in interest expense, net	(223)	(223)	(668)	(669)
Net changes in operating assets and liabilities	(1,884)	(3,554)	11,746	3,069
Gain on sale of building	—	—	594	—

EBITDA	$20,987	$18,417	$61,022	$46,979

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
Recently Adopted Accounting Standards
Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the period that an employee provides services in exchange for the award. Adopting SFAS No. 123(R) did not have a material impact on our consolidated results of operations, financial position or cash flows.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 does not require any new fair value measurements, but does establish a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. We are still evaluating the impact of SFAS No. 157, and do not yet know if it will have a material impact on our consolidated results of operations, financial position or cash flows.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is fully effective for the Company on December 31, 2007, although there are certain disclosure requirements that are effective for the Company on December 31, 2006. We are still evaluating the impact of SFAS No. 158, and do not yet know if it will have a material impact on our consolidated results of operations, financial position or cash flows.

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
We are exposed to interest rate risk associated with borrowings under our Credit Facility. Borrowings under the Credit Facility bear interest at variable rates, based upon published indices. In order to partially mitigate this exposure, we have occasionally entered into interest rate swaps to fix a portion of our interest payable. There were no interest rate swaps outstanding as of September 30, 2006.
We are also exposed to various foreign currency risks, in that there is a risk we will incur economic losses due to adverse changes in foreign currency exchange rates. Our foreign currency exchange rate risks primarily relate to the euro, the Australian dollar and the Brazilian real. We monitor these risks, and attempt to establish offsetting positions, when practical, between our various subsidiaries. Under our Credit Facility, we also have the option of denominating a portion of our borrowings in multiple foreign currencies. There are no amounts outstanding under the multicurrency borrowing options at September 30, 2006. We had net assets denominated in foreign currencies of approximately $42.1 million associated with our foreign subsidiaries at September 30, 2006.
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
Item 4. Controls and Procedures
As of September 30, 2006 an evaluation was performed, under the supervision and with the participation of the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
November 1, 2006

By:	/s/ Jeffrey R. Steinhilber

Name:	Jeffrey R. Steinhilber
Title:	Chief Financial Officer and Director
November 1, 2006